Form 10-K
period 2007-12-31
NEXGEN BIOFUELS LTD
filed 2008-04-15
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-K
                                   -----------

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2007

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

                         Commission File Number: 0-17788

                              NEXGEN BIOFUELS LTD.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTERS)

                   ISRAEL                                       N/A
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

        2533 WINDGUARD CIRCLE, SUITE 102                        33544
             WESLEY CHAPEL, FLORIDA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                                 (813) 929-4802
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: ORDINARY SHARES

                          HEALTHCARE TECHNOLOGIES LTD.
                        --------------------------------
                   (FORMER NAME, IF CHANGED FROM LAST REPORT)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes [_]     No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                               Yes [_]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of "large accelerated filer," "accelerated filer' and
"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer [_]                 Accelerated filer [_]

        Non-accelerated filer [_]              Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

     The aggregate market value of the Company's ordinary shares held by non-affiliates on as of June 30, 2007 was approximately $ 3,300,000.

     As of March 31, 2008, 42,720,998 of the Company's ordinary shares were issued and outstanding.

     Documents Incorporated by Reference: None

                              NEXGEN BIOFUELS LTD.

                          2007 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  -------

                                       PART I

Item 1.  Business                                                                                     4
Item 1A. Risk Factors                                                                                16
Item 1B. Unresolved Staff Comments                                                                   35
Item 2.  Properties                                                                                  35
Item 3.  Legal Proceedings - Litigation                                                              35
Item 4.  Submission of Matters to a Vote of Security Holders                                         36

                                       PART II

Item 5.  Market for the Registrant's Ordinary Shares and Related Matters                             37
Item 6.  Selected Financial Data                                                                     37
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations       39
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                  48
Item 8.  Financial Statements and Supplementary Data                                                 48
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        48
Item 9A. Controls and Procedures                                                                     48
Item 9B. Other Information                                                                           49

                                       PART III

Item 10. Directors and Executive Officers of the Registrant                                          50
Item 11. Executive Compensation                                                                      55
Item 12. Security Ownership of Certain Beneficial Owners and Management                              58
Item 13. Certain Relationships and Related Transactions                                              60
Item 14. Principal Accounting Fees and Services                                                      61

                                       PART IV

Item 15. Exhibits and Financial Statement Schedules                                                  62

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K (the "Report") of NexGen Biofuels Ltd., an
Israeli corporation (formerly known as Healthcare Technologies Ltd.) (the
"Company," "NexGen," "we," "us" and "our"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such "believe," "plan,"
"intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should,"
etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

     Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission ("SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, including the in the field of ethanol and bio-diesel fuel production under "Risk
Factors" in Item 1A of this Report. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     NexGen is a development stage company that is currently seeking to develop and/or acquire ethanol and bio-diesel plants, and blending terminal facilities, in the United States. Prior to the closing of the Purchase Agreement (defined below) on December 31, 2007, the Company's business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide.

     In accordance with that certain Purchase Agreement, dated as of January 16,
2007, as amended (the "Purchase Agreement"), by and among, the Company, NexGen
Biofuels, Inc., a Delaware corporation ("NexGen Bio"), MAC Bioventures Inc., a
Belize corporation ("MAC") and Gamida for Life B.V., a Netherlands corporation
("Gamida"), on December 31, 2007, the Company completed a Plan of Arrangement
(the "Plan") pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio's principal assets in the field of ethanol and bio-diesel fuel production.

     On January 28, 2008, the Company changed its name from Healthcare
Technologies Ltd. to NexGen Biofuels Ltd.

     The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the
Company before the Plan will be replaced with the historical financial statements of NexGen Bio before the Plan in all future filings that the Company makes with the SEC, including this Report.

     On the Closing Date, all of the Company's existing directors other than
Elan Penn, Varda Rotter, and Israel Amir, resigned and Messrs. J. Ram Ajjarapu,
Bruce W. Wilkinson, Esq., Jim McAlinden, Roderick P. Morrow and Kenneth Hoyt
were appointed to fill the vacancies. Also on the Closing Date, the then-current officers of the Company, other than Eran Rotem, resigned and new executive officers designated by NexGen Bio were subsequently appointed. The current officers and directors are identified in Item 10 under "Directors, Executive
Officers and Corporate Governance."

     For additional information concerning the Purchase Agreement, see the
"Purchase Agreement" below.

     We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the
SEC's website at www.sec.gov. In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www@nexgenbiofuels.net . These reports are also available to be read and copied at the SEC's public reference room located at Judiciary Plaza, 100 F
Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

DESCRIPTION OF BUSINESS

OVERVIEW

     NexGen is currently in the process of raising capital to develop, construct, and/or acquire, own, and operate ethanol and biodiesel plants, and blending terminal facilities, in the United States.

     NexGen is pursuing a vertically integrated strategy involving the blending of ethanol and biodiesel through developing/acquiring of blending terminal and production facilities. The Company plans to build the blending terminal following the receipt of phase-I financing and has executed non binding letters of intent ("LOI's") to acquire the majority interest in two separate ethanol production facilities, which NexGen intends to acquire following receipt of phase-II financing. In NexGen's view, controlling assets at both ends of the ethanol and biodiesel value chains offer a highly effective means for buffering the operating and financial impacts caused by ethanol and biodiesel price volatility resulting from feedstock and production output supply/demand imbalances. This reflects an evolution of NexGen's business strategy in response to changing market conditions in the ethanol and biodiesel industries and in the capital markets.

     In addition, the Company plans to develop and own additional ethanol and biodiesel plants with a capacity of approximately 100 million gallons for each plant in a number of different states in the United States. It is contemplated that the plants will be built on land over which NexGen, through its wholly-owned subsidiaries, holds options. The proposed plant sites are located in Iowa, Ohio, Indiana, Wisconsin and Arkansas. The size of each of the sites ranges between 15-407 acres and are intended to accommodate rail loops and the plant. All of the sites are located near existing grain production, roads, rail transportation and livestock.

     In phase I, NexGen is looking to build a 10 million gallon storage and blending terminal. We intend to blend 10% ethanol with gasoline and distribute
E-10 as well as blending 2% biodiesel with diesel and distribute B-2. This blending terminal will provide a total throughput of 500 million gallons capacity to per year, based on a weekly 10 million gallon turnover. The terminal site is located in a strategic site with deep water access enabling the transport of fuel on barges, tankers, rail and highways.

     In phase II, NexGen intends to acquire majority control in two ethanol plants that are located in the Midwest for an aggregate purchase price of approximately $50 million in cash and ordinary shares. Each of the plants will have a name plate capacity of more than 40 million gallons of ethanol. NexGen has entered into non-binding LOI's with respect to the acquisition of such plants. The closings of the acquisitions are subject to the completion of due diligence, the negotiation of definitive purchase document and the receipt of financing. The LOI's have an expiration date of May 1, 2008. Each party has the right to terminate this LOI's upon 15 days written notice.

     Ethanol is a type of alcohol that in the United States is produced principally from corn. Bio-diesel is a type of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats and is made in the United
States mostly from soybean oil. Ethanol/bio-diesel are used as a blend component in the gasoline and diesel fuel markets. Refiners and marketers, including some of the major integrated oil companies and a number of independent refiners and distributors, have historically blended ethanol/bio-diesel with gasoline and petroleum diesel to increase octane and reduce tailpipe emissions. According to the Renewable Fuel Association (RFA), the ethanol/bio-diesel industry has grown significantly over the last few years. NexGen believes that the fuel blends composed of ethanol/bio-diesel will become increasingly important over time as an alternative to petroleum based gasoline/diesel, as a result of its favorable production economics relative to petroleum gasoline/diesel, ethanol/bio-diesel's clean burning characteristics, a shortage of domestic petroleum refining capacity, geopolitical concerns, and federally mandated renewable fuel usage.

BUSINESS STRATEGY

     NexGen's objective is to meet the need for clean, economic, alternative energy sources that achieve less dependence on hydrocarbons. NexGen expects to capitalize on economic benefits and public policy drivers for renewable fuels such as ethanol and bio-diesel and develop cost-competitive production facilities. Owing to the commodity-like characteristics exhibited by biofuels, particularly ethanol, NexGen has adopted a vertical integration business model incorporating individual strategies for the production (upstream) and distribution (downstream) ends of the ethanol and bio-diesel chain.

     By operating as a vertically integrated entity NexGen looks to realize two major competitive advantages: insuring downstream ethanol requirements are met during periods of limited ethanol availability caused by distribution bottlenecks, for example; and creating a dedicated end-user for upstream output.
However, in each case the separate business retain the flexibility allowing them to opportunistically profit from abrupt or unexpected changes of a particular local or alternative market.

     Key elements of NexGen's strategy to achieve this objective include:

          o    Adopting a vertical integration business model incorporating individual strategies for the production (upstream) and
               distribution (downstream) of the ethanol and bio-diesel chain.

          o    Building new biofuel plants in strategic locations.

          o    Acquiring currently producing plants.

          o    Establishing strategic alliances with procurement and marketing partners.

          o    Achieving good economies of scale in the plants being built and/or acquired.

          o    Monitoring the market dynamics in the market and adjusting its operations to sustain in the market place for the long-term.

INDUSTRY BACKGROUND

     o    ETHANOL

     American-made, renewable ethanol directly displaces the amount of crude oil needed from imports, offering independence and security from foreign sources of energy.

     President Bush signed the Energy Policy Act establishing the Renewable
Fuels Standard, ("RFS") in 2005, which mandated annual use of 7.5 billion gallons per year, ("BGY"), of renewable fuels in the U.S. fuel supply by the year 2012. On December 19, 2007, President Bush signed the Energy Independence and Security Act (the "2007 Act"), which increased the mandated minimum level of use of renewable fuels in the RFS to 9.0 billion gallons per year in 2008, further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of "advanced" biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator.

     According to the Renewable Fuels Association in its outlook report for
2007, ethanol production capacity in the United States has grown in the last twenty years from almost nothing to more then 7.8 billion gallons per year.
Plans to construct new plants or to expand existing plants have been announced.
The effect of this increase on the demand for, or price of, ethanol is uncertain.

     The ethanol industry has grown to over 130 production facilities in the
United States. The largest ethanol producers include Archer Daniels Midland,
Verasun, US BioEnergy, POET, LLC, Hawkeye Renewables, LLC, and Aventine
Renewable Energy Holdings, Inc .The top six producers accounted for more then
40% of the ethanol production capacity in the U.S. according to the RFA. The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market.

     o    BIO-DIESEL

     When bio-diesel is blended with petroleum diesel it results in relatively low start-up costs. Bio-diesel is positioned as a more environmentally friendly fuel that can result in lower health and safety impacts than petroleum diesel and while reducing American dependence on imported oil. Although bio-diesel can achieve incremental reductions in smoke, unburned hydrocarbons and particulate matter, several studies have shown that bio-diesel can result in slight NOx increases. Other alternative fuels have demonstrated the ability to decrease all regulated pollutants. Bio-diesel is domestically produced and renewable.

     o    TARGET MARKET

     According to the National Corn Growers Association (NCGA), today's demand of more than four billion gallons of ethanol per year is expected to grow to 7.5 billion gallons per year by the year 2012 under current law. If the use of methyl tertiary butyl ether, or MTBE, is phased out on a national level in the next few years and the regulatory requirements remain unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner. Recently, a bill including provisions known as the Renewable Fuels Standard was signed by the
President. The new legislation is changing the use of fuel by determining the specific volume of ethanol to be used in gasoline on a nationwide basis. NexGen anticipates that the forecasted demand for ethanol will assist its future plants' successful entry and continued operation in the industry. The dramatic rise in ethanol utilization in the coming years predicted by the NCGA is expected to require doubling present ethanol production capacity to supply the demand.

     o    ETHANOL/BIO-DIESEL PRODUCTION PROCESS

     Below is a description of the production process of ethanol and bio-diesel.

     ETHANOL:

     The ethanol plants will produce ethanol generally by processing corn. The corn will be received by rail and by truck, then weighed and unloaded in a receiving building into storage bins. Thereafter, the corn will be conveyed to a scalper to remove rocks and debris before it is transported to a hammer mill or grinder where it is grounded into a mash and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes will be added to break the ground grain into fine slurry which will be heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry will be pumped into fermenters, where yeast is added, to begin a batch fermentation process. A vacuum distillation system will divide the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. Two hundred-proof alcohol is then pumped to farm shift tanks and blended with five percent denaturant, usually gasoline, as it is pumped into storage tanks. The two hundred-proof alcohol and five percent denaturant constitute ethanol.

     Ethanol's by-products, mainly distillers grains, are made when corn mash from the distillation stripper is pumped into one of several decanter type centrifuges for dewatering. The water ("thin stillage") is then pumped from the centrifuges to an evaporator where it is dried into thick syrup. The solids that exit the centrifuge or evaporators ("the wet cake") are conveyed to the distillers dried grains dryer system. Syrup is added to the "the wet cake" as it enters the dryer, where moisture is removed. The distillers grains can be used as animal feed.

     BIO-DIESEL:

     Bio-diesel is made through a chemical process called transesterification whereby glycerin is separated from animal fat or vegetable oil. The process leaves behind two products -- methyl esters (the chemical name for bio-diesel)
and glycerin (a marketable by-product). There are three basic routes to produce bio-diesel from oils and fats: (1) base catalyzed transesterification of the oil with alcohol; (2) direct acid catalyzed esterification of the oil with methanol;
and (3) conversion of the oil to fatty acids, and then to Alkyl esters with acid catalysis. The majority of the alkyl esters produced today are done with the base catalyzed reaction because it is the most economic for several reasons: low temperature (150(degree) F) and pressure (20 psi) processing, high conversion
(98%) with minimal side reactions and reaction time, direct conversion to methyl ester with no intermediate steps and exotic materials of construction are not necessary.

     A fat or oil is reacted with an alcohol, like methanol, in the presence of a catalyst to produce glycerine and methyl esters or bio-diesel. The methanol is charged in excess to assist in quick conversion and recovered for reuse. The catalyst is usually sodium or potassium hydroxide which has already been mixed with the methanol.

     o    MARKETING ARRANGEMENTS

     Most all ethanol/bio-diesel plants around the country, sell ethanol/bio-diesel and their by-products (distillers grains, corn oil, glycerin and CO2) through a strategic alliance partner or marketing firms. They do not engage their own sales personnel in the process.

     NexGen intends to transport ethanol/bio-diesel, corn oil, DDGS and glycerin using rail cars, trucks, and other channels of distribution as needed. NexGen has started discussions with certain rail car leasing companies to lease sufficient tank cars and DDGS/Corn cars to be delivered before the production starts at each plant.

     Ethanol/bio-diesel pricing is highly volatile and driven by the crude oil prices as well as gasoline and diesel prices. Its price is frequently proportional to imported oil prices. Historically, ethanol/bio-diesel plants sign long-term contracts with ethanol/bio-diesel marketing companies to mitigate risk and avoid any major cash flow swings. Most ethanol/bio-diesel plants sell
80% of their production on long-term contracts and the remaining 20% on spot markets to take advantage of upswing prices. NexGen's management currently expects to follow these practices and to employ hedging futures and options to protect against downturns.

DISTRIBUTION

     NexGen's downstream strategy responds to the market inefficiencies and risks caused by severe bottlenecks in the current ethanol distribution which interferes with the market's price-setting mechanism and the ability to get ethanol to reach intended end-users on a timely basis. The Company's vertical integration business model and downstream strategy anticipates the acquisition or construction of an ethanol bulk storage blending facility with annual throughput capacity of 500,000,000 gallons, located in an East coast seaport within a favorable end-user market.

     For a further discussion of NexGen's proposed plan of operations, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Plan of Operations."

EMPLOYEES

     As of December 31, 2007, we had 8 employees. None of these employees are covered by collective bargaining agreements.

COMPETITION

     The market in which NexGen will sell its ethanol, bio-diesel and ancillary products is highly competitive. NexGen believes that its ability to compete successfully in the biofuel industry depends on many factors, including the following principal competitive factors:

     o    vertical integration business model;

     o    price;

     o    reliability of its production processes and delivery schedule;

     o    volume of ethanol and bio-diesel produced and sold;

     o    proximity to ethanol and bio-diesel markets;

     o    management team; and

     o    facility size - economies of scale.

     We will be in competition with numerous other ethanol/bio-diesel producers, some of whom may have greater resources than we do. Additional ethanol/bio-diesel producers may enter the market if the demand for ethanol/bio-diesel increases and existing producers may increase the capacity of their current plants or build new ethanol/bio-diesel production facilities. The largest ethanol/bio-diesel producers in the United States include
Archer-Daniel-Midland Company, VeraSun Energy Corporation, Hawkeye Holdings,
Inc., Aventine, Cargill, Inc. and Abengoa Bioenergy Corp., all of which are capable of producing as much or more ethanol/bio-diesel than we expect to initially produce.

LEGISLATION

     ENERGY POLICY ACT. The Energy Policy Act of 2005 established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply.
The Energy Policy Act removed the oxygenate requirements for reformulated gasoline that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol. On December 19, 2007, President Bush signed the Energy Independence and Security Act (the "2007 Act"), which increased the mandated minimum level of use of renewable fuels in the RFS to 9 billion gallons per year in 2008 , further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of "advanced"
biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022.

     THE FEDERAL BLENDERS' CREDIT. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol or $0.50 per gallon of bio-diesel. The incentive program is scheduled to expire in 2010.

     THE FEDERAL CLEAN AIR ACT. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

     State legislation banning or significantly limiting the use of MTBE. In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and
New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to replace future MTBE volumes that are removed from the fuel supply.

     FedERAL TARIFF ON IMPORTED ETHANOL. In 1980, Congress imposed a tariff on foreign produced ethanol, made from sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire on January 1, 2009.

     Ethanol imports from 24 countries in Central America and the Caribbean
Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, we believe imports from the Caribbean region will continue, subject to the limited nature of the exemption.

     NAFTA also allows Canada and Mexico to export ethanol to the United States duty-free. Canada and Mexico are exempt from duty under the current NAFTA guidelines.

     In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

     The federal blenders' credits and tariffs, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the
World Trade Organization Agreement on Subsidies and Countervailing Measures.
Consequently, they might be the subject of challenges thereunder, in whole or in part.

     ASTM BIO-DIESEL FUEL STANDARDS. The American Society of Testing and
Materials (ASTM) is the recognized standard-setting body for fuels and additives in the United States. ASTM's specification for pure bio-diesel (to be used in blends of up to 20% with diesel fuel), ASTM D 6751, has been adopted by the
Environmental Protection Agency, and compliance is required in order for our bio-diesel to qualify as a legal motor fuel for sale and distribution. ASTM has modified its D 6751 specification in the past, and is expected to continue to modify the specification in the future as the use of and experience with bio-diesel expands.

ENVIRONMENTAL MATTERS

     NexGen's planned future operations will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and
the health and safety of its employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. NexGen does not anticipate a material adverse effect on its business or financial condition as a result of its efforts to comply with these requirements.

     There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that NexGen will own or operate and at off-site locations where NexGen will arrange for the disposal of hazardous substances. If these substances are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, NexGen may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources.
NexGen may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require NexGen to expend significant amounts for investigation and/or cleanup or other costs.

     In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require NexGen to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at NexGen's planned ethanol and bio-diesel facilities. Present and future environmental laws and regulations (and related interpretations) applicable to NexGen's planned future operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.
NexGen's air emissions will be subject to the federal Clean Air Act, the federal
Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for
Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that NexGen owns or operates if the emissions of hazardous air pollutants exceed certain thresholds. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit
NexGen's operating flexibility. Because other domestic ethanol and bio-diesel producers will have similar restrictions, however, NexGen believes that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect its competitive position.

     The hazards and risks associated with producing and transporting NexGen's products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards,
NexGen maintains and plans to maintain insurance coverage against some, but not all, potential losses. NexGen's coverage includes, or will, when appropriate, include, physical damage to assets, employer's liability, comprehensive general liability, automobile liability and workers' compensation. NexGen believes that its insurance is and will be adequate and customary for its industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. NexGen does not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

THE PURCHASE AGREEMENT

     CLOSING TRANSACTIONS.

     The closing of the Purchase Agreement took place on December 31, 2007 (the
"Closing Date"). At the closing, the following transactions, which together comprise the Plan, occurred:

     o    NexGen Bio transferred its principal assets (the "NexGen Assets") in the ethanol and bio-diesel fuel industry consisting of options to purchase five Greenfield sites in the United States and permitting for
          100 million gallons of annual ethanol or bio-diesel production per site to NexGen 2007, Inc. ("Newco"), a wholly-owned subsidiary of the
          Company;

     o    The Company issued to MAC and MAC's designees an aggregate of
          38,280,000 ordinary shares, representing the $58 million appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of the Company shares less 1%);

     o    The Company issued to Israel Amir an aggregate of 386,666 ordinary shares; and

     o    The Company transferred substantially all of its existing assets to
          Gamida, in consideration for 4,700,000 shares of the Company held by
          Gamida.

     The form of Purchase Agreement is filed as Exhibit 4.34 to this Report and is incorporated herein by reference.

     The Purchase Agreement was approved by the Audit Committee, Board of
Directors and the shareholders of the Company. In addition, the Plan was approved by order of the Tel Aviv District Court dated December 31, 2007.

GUARANTEES OF PAYMENT BY MAC

     The Purchase Agreement provides that in the event, following the Closing, the Company is obligated to pay an amount on account of the Excluded Liabilities
(as defined), or liabilities created following the Closing, MAC shall provide the Company with sufficient funds, either directly or pursuant to a service agreement to be entered into, to ensure that the Company will be able to pay such liabilities when due.

INDEMNIFICATION ARRANGEMENTS AMONG THE PARTIES TO THE PURCHASE AGREEMENT

     The Purchase Agreement provides for the following Indemnification arrangements:

     o    NexGen Bio shall indemnify, defend and hold harmless the Company and
          NewCo for claims relating to the NexGen Assets, which exist as of
          Closing or which arise thereafter, unless such claims relate to unperformed obligations and liabilities of NexGen Bio which are specifically assumed by NewCo. NewCo shall assume those unperformed obligations and liabilities of NexGen Bio, arising under the contracts transferred to NewCo but only from the date of Closing.

     o    The Company shall indemnify, defend and hold harmless, NexGen Bio, MAC and NewCo, for claims arising out of any breach of the Purchase
          Agreement by the Company, including reach of representations or warranties made by the Company.

     o    NexGen Bio, MAC and their affiliates shall indemnify, defend and hold harmless, the Company and Gamida, for claims arising out of their breach of the Agreement, including breach of representations or warranties made by NexGen Bio.

     o    Gamida shall indemnify, defend and hold harmless: (1) NexGen Bio, MAC and NewCo, for claims arising out of any breach of the Purchase
          Agreement by Gamida, including breach of representations or warranties made by the Company; and (2) MAC, during the 12 month period following the Closing, for claims arising out of any breach of the Purchase
          Agreement by the Company, including breach of representations or warranties made by the Company, for damages of no less than $100,000, and up to the maximum aggregate amount of $1,000,000; and (3) the
          Company for any claims relating to the transfer by Gamida to the
          Company of 10,132 shares of the Company (of the 4,700,000 shares contemplated by the Arrangement).

     o    Under the terms of the Purchase Agreement, at the Closing, Gamida delivered to MAC a personal guarantee in an amount of $100,000 from
          Mr. Daniel Kropf, our former Chairman, and the controlling shareholder of the parent company of Gamida, in respect of Gamida's
          indemnification obligations described in (2) above.

AMERICAN APPRAISAL VALUATION

     In connection with the Purchase Agreement, the Company retained American
Appraisal Associates, ("American Appraisal"), an independent financial consulting firm, to assist the Company in its determination regarding the value of the NexGen Assets. American Appraisal produced a written report dated May 4,
2007, which valued the NexGen Assets, on a net present value basis, as represented by a 100% interest in NexGen Bio's common stock, at approximately
$58 million as of February 14, 2007 (the "AAA Valuation"). The AAA Valuation is
based on assumptions related to the future construction and operations of the facilities, including inter alia, timing and costs of the construction, debt incurred, and actual start-up of the proposed facilities. In producing the AAA
Valuation, American Appraisal relied on the accuracy and completeness of certain financial projections and other data provided by the Company to American
Appraisal. American Appraisal did not independently verify or audit such information, but assumed its accuracy for the purposes of the AAA Valuation. It is noted that subsequent to the date of the AAA Valuation, an option on one of the land sites held by NexGen Bio and mentioned therein was replaced with an option on another site. In a letter dated, July 13, 2007, a copy of which is filed as an exhibit hereto, American Appraisal stated that such does not affect the assumptions and conclusions reached in the AAA Valuation. Forward looking statements and any projections, forecasts and/or estimations contained in the
AAA Valuation should not be relied upon for any purpose. A copy of the AAA
Valuation is listed as an exhibit to this Report.

BOAS VALUATION REPORT

     Prior to the approval of the Audit Committee and Board of Directors of the
Purchase Agreement, the Company received a valuation from David Boas Business
Consultant Ltd., an independent financial consulting firm, dated January 2007, which established the value of the Company and the Company's holdings in its subsidiaries, using the discounted cash flow method derived from the business over five years (the "Boas Valuation"). The valuation was based on audited and unaudited financial data, and on business estimates provided by the Company's executives and directors. The value attributed to the Company's holdings in the
Company's Subsidiaries was $7.4-$7.8 million while the value attributed to the
Company itself, mainly based on the Company's shares trading on NASDAQ and having carry forward losses for tax purposes was $1.1-$1.2 million, giving the
Company a total value of $8.5-$9 million. A copy of the Boas Valuation is listed as an exhibit to this Report.

NEXGEN BIO'S OPTION

     Pursuant to the Purchase Agreement, NexGen Bio may, subject to the
Company's written consent, until 180 days following the Closing, transfer to
NewCo an existing functional ethanol or bio-diesel plant or all of the shares held by NexGen Bio of an entity which directly owns such a plant ("Option
Assets"), in consideration for such number of our ordinary shares equal to the value of the Option Assets (based on a written valuation prepared by a recognized independent firm acceptable to the Company) divided by $1.50 less 1%
("Option Shares").

     The aggregate number of Option Shares issuable by the Company, if any, shall not exceed 80,000,000 Ordinary Shares.

PRO FORMA OWNERSHIP

     Immediately after giving effect to the Plan, there were issued and outstanding on a fully diluted basis (including ordinary shares underlying outstanding options), 42,100,998 ordinary shares of the Company, as follows:

     o    MAC and MAC's designees received 38,280,000 ordinary shares, approximately 91% of the Company's outstanding ordinary shares on a fully-diluted basis;

     o    the existing stockholders of the Company retained 3,434,332 ordinary shares , approximately 8.1% of the Company's outstanding ordinary shares on a fully-diluted basis; and

     o    Israel Amir received 386,666 ordinary shares, approximately 0.9% of the Company's outstanding ordinary shares on a fully-diluted basis.

ITEM 1A. RISK FACTORS

     An investment in NexGen involves a high degree of risk, including the risks and uncertainties described below.

RISKS RELATED TO THE CONSTRUCTION, DEVELOPMENT AND OPERATION OF THE PROPOSED FACILITIES

     Our principal assets consist of options to own land sites on which we propose to construct ethanol and/or bio-diesel production facilities. We may not obtain the funding or the consents and approvals required to construct and operate the proposed ethanol and/or bio-diesel production facilities.

     The planning, construction and operation of ethanol and/or bio-diesel production facilities is a complex undertaking that involves various elements including engineering, design, procurement of equipment, construction and obtaining financing and permits required therefor.

     We are entirely dependent on obtaining debt and equity financing from third parties to fund the construction and development and/or acquisition of our production facilities. NexGen estimates that it will cost approximately $200 million per ethanol site and $100 million per bio-diesel site, to develop and construct such facilities. We do not have any definitive agreements or understandings at this time to obtain this financing and there can be no assurance that we will be successful in doing so.

     If we are not successful obtaining the necessary permits and approvals or raising the necessary funds, in a timely manner, or at all, in order to plan, construct or operate the production facilities, you could lose all or a substantial part of the value of your shares in our company.

     WE WELL NEED TO RAISE ADDITIONAL FUNDS TO ACHIEVE OUR CURRENT BUSINESS
STRATEGY. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE
THE ISSUANCE OF ADDITIONAL ORDINARY SHARES, WHICH COULD DILUTE THE VALUE OF YOUR
INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE
ADDITIONAL MONIES IN THE FUTURE.

     At December 31, 2007, we had a negative working capital of $247,000.
Subsequent to December 31, 2007, we raised approximately $225,000 through cash generated by the sale of stock via a private offering. Additionally, we have a line of credit available through a controlling shareholder for $500,000. We believe these funds will be sufficient to fund our current operations until we obtain the third-party financing to fund the first phase of our business plan.
However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS AN
EXPLANATORY PARAGRAPH QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2007 and 2006, and for the year ended December 31, 2007 and for the period beginning August 10, 2006
(inception of development stage) through December 31, 2006 and for the period beginning August 10, 2006 (inception of development stage) through December 31,
2007, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained a net loss of $2,125 thousands since
August 10, 2006 (inception of development stage) through December 31, 2007, which conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     NEXGEN HOLDS OPTIONS TO PURCHASE THE LAND SITES BUT DOES NOT OWN THEM.

     NexGen's principal assets are options to purchase land sites in the United
States on which we propose to construct our production facilities. In order to obtain ownership of the land sites, we will need to exercise these options under the terms of the option agreements. The timing of the exercise of these options will depend, in part, on our prospects for raising funds and prevailing and forecasted market conditions. If we do not exercise the options prior to their expiration dates, we may have to seek alternative sites in order to implement our business plan, which may not be available on reasonable terms or at all.

     WE MAY NEVER BECOME PROFITABLE.

     We expect to incur significant losses until we successfully complete construction and commence operations of one or more of the planned blending terminal, ethanol/bio-diesel production facilities or otherwise acquire one or more functional ethanol/bio-diesel production facilities that operate at sufficient profit levels. NexGen estimates that it will take approximately 18 to
24 months to develop and construct each ethanol facility, approximately 12 months to construct blending terminal after receiving the permits and, approximately 12 to 18 to develop and construct the bio-diesel facility, but it may take longer. We may not be successful in our efforts to build and operate the facilities. In addition, we may not be successful in securing financing necessary to build and operate our terminal/ethanol/bio-diesel production facilities or to fund our ongoing general and administrative expenses. Even if we successfully meet all of these objectives and begin operations, we may be unable to operate profitably. In addition, we expect to record significant depreciation and amortization expenses which will add to our losses.

     WE HAVE NO OPERATING HISTORY OF ETHANOL/BIO-DIESEL PRODUCTION FACILITIES,
WHICH COULD RESULT IN ERRORS IN MANAGEMENT AND OPERATIONS, CAUSING A MATERIAL
ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     NexGen has no history of operating a bio-fuels production facility. While
Mr. Ram Ajjarapu has extensive experience and knowledge within the ethanol/bio-diesel industry in carrying out projects involving 100 million gallons per year production facilities, NexGen does not have experience in constructing, developing or operating an ethanol or bio-diesel production facility.

     We may be unable to manage the start-up of our facilities in a timely and cost-effective manner, and any failure by us to do so would delay our ability to begin producing and selling ethanol or bio-diesel. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations and our financial condition and results of operations could be materially adversely affected.

     We anticipate a period of significant growth, involving the construction and start-up of operations of several production facilities. This period of growth and the start-up of our facilities are likely to be a substantial challenge to us. If we fail to manage this start-up effectively, you could lose all or a substantial part of the value of your shares.

     WE MAY BE UNABLE TO MEET THE ADMINISTRATIVE AND OPERATIONAL NEEDS OF OUR
DEVELOPMENT AND GROWTH EFFECTIVELY, WHICH COULD RESULT IN OUR INABILITY TO
ADEQUATELY INCREASE OUR SALES OR TO EFFICIENTLY OPERATE OUR BUSINESS.

     Our strategy envisions a period of rapid growth and that may impose a significant burden on our administrative and operational resources. The completion of construction of our facilities and growth of our business, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel.
We may be unable to retain and hire the number of qualified persons necessary to operate our facilities effectively.

     WE ARE DEPENDENT UPON OUR OFFICERS AND DIRECTORS, AND OUR FAILURE TO HIRE
OR THE LOSS OF ANY OF THESE PERSONS COULD ADVERSELY AFFECT OUR operations anD
RESULTS.

     We are dependent upon our officers and directors for execution of our business plan. The assembly of our management team is still not complete. Our failure to hire or the loss of any of our officers or directors could adversely affect the execution of our business plan and have a material adverse effect upon our results of operations and financial position. We do not intend to maintain "key person" life insurance for any of our officers or directors.

     OUR MANAGEMENT'S TIME AND ATTENTION WILL BE DIVIDED AMONG OUR PLANTS, AND
EACH OF OUR PLANTS WILL BE MANAGED UNDER A SIMILAR MANAGEMENT MODEL, WHICH MAY
PREVENT US FROM ACHIEVING A MAXIMUM RETURN FROM ANY ONE PLANT.

     We have established a U.S. subsidiary, NexGen 2007, Inc., that wholly-owns separate business entities which in turn will each own one of our plants;
however each of such entities will be managed by a centralized management team.
The demands on our management's time from one plant may, from time to time, compete with the time and attention required for the operation of the other plants. This division of our management's time and attention among our plants may make it difficult for us to realize the maximum return from any one plant.

     IF OUR PRINCIPAL AGREEMENTS ARE TERMINATED OR BECOME UNFAVORABLE, OUR
PROJECTS MAY FAIL OR BE HARMED IN WAYS THAT SIGNIFICANTLY REDUCE THE VALUE OF
YOUR SHARES.

     We will be dependent on various contractors, suppliers, lenders and other third parties for the implementation and financing of each project. If agreements with such parties are terminated or if the terms are amended unfavorably to us, our projects may be harmed or even fail. Because we will be dependent on the success of several large-scale projects, the impairment or failure of any of these projects could significantly reduce our production and revenues.

     GIVEN THAT ALL OF OUR REVENUE WILL BE PRIMARILY DERIVED FROM THE PRODUCTION
AND MARKETING OF ETHANOL AND BIO-DIESEL AND THEIR CO-PRODUCTs, ANY DISRUPTION IN
OUR OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     Assuming we will successfully construct and bring some or all of the proposed facilities to operation, our primary source of revenues will be from the sale of ethanol and bio-diesel and related co-products that we will produce at our facilities. We will not have an alternative line of business in the event that we are unable to operate our facilities for any reason. Any delay or stoppage in our anticipated production would substantially reduce our revenues and adversely affect our results of operations.

     OUR DEPENDENCY ON KEY SUPPLIERS TO DESIGN AND BUILD OUR FACILITIES AND
SUPPLY NECESSARY EQUIPMENT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We are highly dependent upon general contractors and key vendors to design, engineer and build the proposed facilities. We do not have any definitive agreements or understandings with any such contractors or vendors at this time.
If one of our future contractors or vendors were to terminate its relationship with us, there is no assurance that we would be able to obtain a replacement contractor or vendor or that a replacement would be able to complete construction within the originally contracted time frame and at the same or a lower price. Any delay in the planning, construction or commencement of operations of our facilities or problems in the design or engineering of our facilities could have a material adverse effect on our production and results of operations and could force us to abandon our business plan.

     OUR GENERAL CONTRACTORS, SUPPLIERS AND VENDORS MAY HAVE CONFLICTING
INTERESTS THAT COULD CAUSE THEM TO PUT THEIR FINANCIAL INTERESTS AHEAD OF OURS,
WHICH MAY HAVE A MATERIAL ADVERSE EFFECT OUR BUSINESS.

     Our contractors, suppliers and vendors may experience conflicts of interest that cause them to put their financial interests ahead of our best interests.
Our contractors, suppliers and vendors may also have conflicts of interest due to the fact that they are involved in the design and construction of other ethanol/bio-diesel plants. Although schedule and performance guarantees may motivate our contractors, suppliers and vendors to perform their agreements with respect to our facilities, we cannot ultimately require them to devote their full time or attention to our activities. As a result, they may come to have, a conflict of interest in allocating personnel, materials and other resources to our facilities which could result in inefficiencies and delays in our production, which could materially adversely affect our business. Such conflicts of interest may reduce our profitability and the value of our shares.

     THE COST AND TIME TO CONSTRUCT OUR FACILITIES AND COMMENCE OPERATIONS MAY
BE MORE THAN WE ANTICIPATE.

     The cost to construct our facilities and commence operations may be higher than expected and the construction of any of our facilities could take longer than anticipated. For example, in order to commence construction of our facilities, we will need to obtain numerous governmental and regulatory permits, including the consent of municipal authorities to change the zoning regarding some of our proposed facilities. It may take us significantly more time than anticipated to obtain the necessary permits and consents for us to commence construction.

     Any significant increase in the estimated construction cost of, or in the estimated length of time for, one or more of our facilities could hinder our ability to complete construction and would delay our ability to generate revenues and as a result could have a material adverse effect on our business and results of operations or even force us to abandon our business plan.
Moreover, our failure to receive any of the required permits or consents could have a material adverse effect on our business and results of operations or even force us to abandon our business plan.

     WE MAY ENCOUNTER DEFECTIVE MATERIAL AND WORKMANSHIP OR PROCESS ENGINEERING
THAT COULD CAUSE SIGNIFICANT DELAYS IN THE COMMENCEMENT OF OUR OPERATIONS.

     Any defects in material or workmanship may cause substantial delays in the commencement of operations of our facilities. If defects are discovered after commencement of operations, or if our facilities fail to meet the performance criteria, substantial delays in the commencement of operations could occur which may have a material adverse effect on our business and results of operations.

     WE WILL BE SUBJECT TO THE RISK OF LOSS DUE TO FIRE BECAUSE ETHANOL AND
BIO-DIESEL AND THE MATERIALS TO BE USED TO PRODUCE OUR PRODUCTS ARE HIGHLY
FLAMMABLE.

     Ethanol and bio-diesel, and products such as natural gas and/or propane which are used in the production thereof, are highly flammable materials and we are therefore subject to the risk of loss arising from fires. The risk of fire associated with these materials cannot be completely eliminated. We intend to maintain insurance policies to reduce losses caused by fire, including business interruption insurance. If any of our production facilities were to be damaged or cease operations as a result of a fire, or if our insurance proves to be inadequate, it would harm our manufacturing capacity and adversely effect our results of operations.

     THE CONDITION OF OUR CONSTRUCTION SITES MAY DIFFER FROM WHAT WE EXPECT.

     If we encounter concealed or unknown conditions at our facility sites, it could result in an increase in the cost of construction of our facilities and may result in time delays and alternatives may not be available on reasonable terms or at all. Concealed or unknown conditions include any concealed physical conditions at each site that materially differ from the conditions contemplated.
Although the sites have undergone limited inspection by NexGen, concealed or unknown conditions are often difficult to detect and there can be no assurance that we will not encounter them. There is no assurance that after full investigation some or all of the sites will be determined to be suitable for the plants. We have not inspected the sites and are relying on NexGen's judgment as to the suitability thereof for the construction and operation of the proposed production facilities.

     AS PART OF OUR BUSINESS STRATEGY, WE MAY SEEK TO ACQUIRE EXISTING ETHANOL
AND BIO-DIESEL PRODUCTION FACILITIES, WHICH ENTAIL A NUMBER OF RISKS.

     As part of our business strategy, we may seek to acquire existing ethanol and bio-diesel production facilities. There are numerous risks involved in making acquisitions, including:

     o    possible decreases in capital resources or dilution to existing stockholders;

     o    difficulties and expenses incurred in connection with an acquisition;

     o    the difficulties of operating an acquired business;

     o    the diversion of management's attention from other business concerns;

     o    a limited ability to predict future operating results of an acquired business; and

     o    the potential loss of key employees of an acquired business.

     In the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business. We cannot assure you that any acquisition will be successfully integrated into our operations or will have the intended financial or strategic results.

     In addition, acquisitions entail an inherent risk that we could become subject to contingent or other liabilities in connection with the acquisitions, including liabilities arising from events or conduct pre-dating our acquisition and that were not known to us at the time of acquisition. Although we intend to conduct due diligence in connection with each of our acquisitions, this does not mean that we will necessarily identify all potential problems or issues in connection with any given acquisition, some of which could be significant.

     Our failure to successfully complete future acquisitions or to integrate and successfully manage completed acquisitions could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO FINANCING THE CONSTRUCTION AND DEVELOPMENT OF THE FACILITIES

     OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED AS A RESULT OF THE
RISKS ASSOCIATED WITH ACQUISITIONS OF FUNCTIONAL PLANTS. IN PARTICULAR, WE MAY
NOT SUCCEED IN EFFECTIVELY INTEGRATING SUCH ACQUISITIONS.

     As part of our business strategy, we may make acquisitions of existing functional plants or of companies owning such plants. We evaluate the tactical or strategic opportunity available related to acquiring existing renewable fuel plants or companies owning such plants. The process of integrating an acquired company's business into our operations, may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. Other risks commonly encountered with acquisitions include the effect of the acquisition on our financial and strategic position and reputation, the failure of the acquired business to further our strategies, the inability to successfully integrate or commercialize acquired production facilities or otherwise realize anticipated synergies or economies of scale on a timely basis, and the potential impairment of acquired assets. Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition.

     WE WILL HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH MAY ADVERSELY
AFFECT OUR CASH FLOW AND OUR ABILITY TO OPERATE OUR BUSINESS.

     In order to implement our business plan, we expect to have a substantial amount of indebtedness which will result in substantial debt service requirements, which could have important adverse consequences that could hinder our ability to conduct our operations, including our ability to: (i) incur additional indebtedness; (ii) make capital expenditures; (iii) make distributions to shareholders, or redeem or repurchase shares; (iv) make certain types of investments or acquisitions; (v) create liens on our assets; and (vi)
merge or consolidate or dispose of assets.

     A large amount of indebtedness will reduce the funds available to us for operations because a substantial portion of our operating cash flow will be used to pay interest and principal on debt subject all or substantially all of our operating subsidiaries' assets to liens, limit our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the economy, the ethanol/bio-diesel industry or our business. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough money to service our debt, we may be unable to refinance all or part of our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, in order to meet our obligations. Furthermore, if we breach any of the covenants or undertakings in our loan agreements, a lender could require us to immediately repay all loans made by them to us, plus penalties, and they would be entitled to exercise the remedies available to them under our loan agreements, which may include the enforcement of liens against all of our assets. This would have a material adverse effect on our company and may cause us to cease our operations.

     OUR INABILITY TO OBTAIN THE DEBT FINANCING NECESSARY TO CONSTRUCT AND
OPERATE OUR PLANNED PRODUCTION FACILITIES COULD RESULT IN THE FAILURE OF THOSE
PROJECTS.

     Our financing plan requires a significant amount of debt financing. The amount and nature of the debt financing that we will be seeking will be subject to fluctuating interest rates and an ever-evolving credit environment as well as general economic factors and other factors over which we have no control. The construction and start-up of each facility is contingent on our ability to arrange debt financing from third party financing sources. If the debt financing we need is not available for any reason, we could be forced to abandon one or more of our projects which singularly or in the aggregate could adversely impact our business and could force us to abandon our business plan.

RISKS RELATED TO OWNERSHIP OF OUR SHARES

     THE PRICE OF OUR SHARES HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH
COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

     The market price of the Company's ordinary shares during 2007 ranged between a high sales price of $ 2.03 and a low sales price of $ 0.80 and may continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control:

     o    actual or anticipated variations in the Company's quarterly operating results;

     o    announcements or new pricing practices by the Company or its competitors;

     o    changes in government regulations relating to the construction of our production facilities and the production of our products;

     o    results of regulatory inspections;

     o    changes in earnings estimates or recommendations by research analysts who might follow us or other companies in our industry;

     o    announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    additions or departures of key personnel; and

     o    sales of additional ordinary shares.

     In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of the Company's ordinary shares, regardless of the Company's actual operating performance.

     OUR ISSUING OF ADDITIONAL SHARES WILL DILUTE OR OTHERWISE LIMIT YOUR VOTING
OR ECONOMIC RIGHTS.

     To enable us to plan, construct, develop and/or operate each of the production facilities, we expect to seek additional equity financing, which would cause dilution to the holders of our shares, and a reduction in their voting and equity interests. It is currently anticipated that in the first two phases of our business plan, in which we intend to construct a blending terminal and acquire the majority interest in two separate ethanol production facilities, we will seek to raise approximately $73 million through equity. Shareholders do not have any preemptive rights with regard to shares to be issued by us in the future in connection with any such additional equity financing. If we sell additional shares, the sale price of those shares could be higher or lower than the price per share of the Company's shares prior to the Arrangement. In addition, it is likely that we will issue in the future options to purchase additional shares of the Company, to attract, retain and reward our key directors, managers, employees, consultants and service providers, an act that would be dilutive to all existing shareholders. We may also decide to pay in kind all or a portion of the purchase price of the land underlying our land options by issuing shares or other securities.

     CONCENTRATION OF OWNERSHIP OF THE COMPANY'S SHARES MIGHT LOWER THEIR
TRADING VOLUME.

     MAC, the Company's principal shareholder, owns approximately 84% of our outstanding shares and the shares held by MAC are restricted securities under
U.S. securities laws. This concentration of ownership may result in low trading volumes of our shares which could adversely affect our shareholders' ability to sell their shares in the short term period or at all.

     MAC, THE COMPANY'S PRINCIPAL SHAREHOLDER, EXERTS SIGNIFICANT INFLUENCE OVER
US AFTER THE CONSUMMATION OF THE ARRANGEMENT. ITS INTERESTS MAY NOT COINCIDE
WITH YOURS AND IT MAY MAKE DECISIONS WITH WHICH YOU MAY DISAGREE.

     MAC, the Company's principal shareholder owns approximately 84% of our outstanding shares. As a result, MAC controls substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of MAC. The interests of MAC may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, MAC could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

     OUR ORDINARY SHARES ARE TRADED OVER THE COUNTER, WHICH MAY DEPRIVE
STOCKHOLDERS OF THE FULL VALUE OF THEIR SHARES.

     Our ordinary shares are quoted via the Over The Counter Bulletin Board
(OTCBB). As such, our ordinary shares may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock
Market. These factors may result in higher price volatility and less market liquidity for the ordinary shares.

     A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR ORDINARY
SHARES.

     Our ordinary shares are currently trading at a price substantially below
$5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.
Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our ordinary shares.

     WE MAY NOT EVER DISTRIBUTE DIVIDENDS.

     The Company has not paid cash dividends on its ordinary shares in the past and has no plans to pay such dividends in the future. However, the Company does not rule out the possibility of paying such dividends in the future in the appropriate circumstances. An investor should not rely on an investment in the
Company if such investor requires dividend income; the only return that such investor may receive may come from the appreciation, if any, in the value of the
Company's ordinary shares. In determining whether to pay dividends, the
Company's Board of Directors will consider many factors, including its earnings, capital requirements and financial condition. In addition, under Israeli law, the Company may only pay cash dividends from its retained earnings, if any, as calculated under Israeli law.

RISKS RELATED TO GOVERNMENT REGULATION

     THE UNITED STATES RENEWABLE FUELS INDUSTRY IS HIGHLY DEPENDENT UPON A
MYRIAD OF FEDERAL AND STATE LEGISLATION AND REGULATIONS, AND ANY CHANGES IN
LEGISLATION OR REGULATIONS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

     The elimination of or significant reduction in federal ethanol and bio-diesel tax incentives could have a material adverse effect on our results of operations and financial condition. The cost of production of ethanol and bio-diesel is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold while there was no credit for bio-diesel blends. If the fuel was blended with
10% ethanol, the refiner/marketer paid $0.052 less tax per gallon of blended fuel, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and a refund system was created for bio-diesel, allowing an incentive of $0.50 per gallon of bio-diesel. Unless otherwise extended, the refund system for ethanol and bio-diesel will expire at the end of 2010 (2008 in the case of bio-diesel).
We cannot provide you with any assurance that the federal tax incentives will be renewed in 2010, or if renewed, on what terms they will be renewed. The elimination or any significant reduction in the federal tax incentives may have a material adverse effect on our results of operations and financial condition.

     The effect of the Renewable Fuels Standard, or RFS, in the recent U.S.
Energy Policy Act of 2005 is uncertain. The use of fuel oxygenates, including ethanol, was mandated through government regulations, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. The Energy Policy Act of 2005, or the Energy Policy Act, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels, including ethanol to be included in gasoline. The
Energy Policy Act also included provisions for trading of credits for use of renewable fuels. We can provide no assurance that the favorable ethanol provisions in the Energy Policy Act will not be adversely affected by regulations or the enactment of additional legislation in the future.

     FEDERAL REGULATIONS CONCERNING TAX INCENTIVES COULD EXPIRE OR CHANGE WHICH
COULD REDUCE OUR REVENUES.

     The U.S. federal government presently encourages ethanol and bio-diesel production by taxing it a lower rate. This currently equates to a $0.51 per gallon subsidy of ethanol and $0.50 per gallon subsidy of bio-diesel. Some states and cities provide additional incentives. The Energy Policy Act of 2005 effectively mandates increases in the amount of annual ethanol and bio-diesel consumption in the United States. The result is that the ethanol/bio-diesel industry's economic structure is highly dependent on government policies.
Although current policies are favorable factors, any major change in federal policy, including a decrease in ethanol/bio-diesel production incentives, would have significant adverse effects on our proposed plan of operations and cause us to discontinue our ethanol/bio-diesel business.

     There is disagreement in the scientific community about the wisdom of policies encouraging ethanol/bio-diesel production, which could result in changes in governmental policies concerning ethanol.

     Some past studies have challenged whether ethanol is an appropriate source of fuel and fuel additives because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the Energy Policy Act of 2005, strongly supports ethanol production. If a consensus develops that ethanol production does not enhance the
U.S. overall energy policy, our ability to produce and market ethanol could be materially and adversely affected.

     THE COST OF COMPLIANCE AND/OR NON-COMPLIANCE WITH THE EXTENSIVE
ENVIRONMENTAL LAWS AND REGULATIONS THAT APPLY COULD HAVE A MATERIAL ADVERSE
EFFECT ON OUR BUSINESS.

     We will be subject to various federal, state and local environmental laws and regulations, with regards, inter alia, to the construction of the facilities, and operation of the plants, such as, discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials. We are required to obtain permits that must be renewed from time to time to operate our business.
Additionally, compliance with new or amended environmental laws, regulations and/or permits, or new interpretations of such laws, regulations and/or permits, could require us to incur significant expense. Such changes in laws, regulations and/or permits, or increased enforcement by governmental authorities, may have a material adverse effect on our financial condition. These laws, regulations and permits may limit our operations, require us to alter our production process or purchase pollution control equipment, any of which could negatively impact our business. We may not at all times be in complete compliance with these laws, regulations and/or permits and we cannot guarantee that we will be successful in obtaining all permits required to operate our business. A violation of these laws and regulations or permits can result in significant fines, criminal sanctions, permit revocations, damages and/or operational shutdowns, all or any of which may adversely affect our business.

     WE MAY BE SUBJECT TO LEGAL ACTIONS BROUGHT BY THIRD PARTIES FOR ACTUAL OR
ALLEGED VIOLATIONS OF CERTAIN OF OUR ENVIRONMENTAL PERMITS OR ENVIRONMENTAL LAWS
AND REGULATIONS.

     We also may be subject to legal actions from third parties alleging that we have an obligation to remediate or respond to an environmental condition or alleging property damage and/or personal injury resulting from the handling, producing, storing, transporting, and/or using our raw materials and/or products. Ethanol and bio-diesel production may produce an odor which may be objectionable to surrounding residents, and may increase dust in the vicinity of the plant due to our operations and the transportation of grain to our facilities and transportation of ethanol, bio-diesel, glycerin and distillers grains from our facilities. Such activities could subject us to nuisance, trespass or similar claims by employees of our facilities or property owners or residents in the vicinity of the plant. The occurrence of events which result in significant personal injury or damage to property or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

     We may be subject to liability for the investigation and cleanup of environmental contamination at our facilities and/or at off-site properties where we arrange for the disposal of hazardous materials. If such materials are disposed of or released at sites that undergo investigation and/or remediation, we may be responsible under environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and/or personal injury due to exposure to hazardous or other materials at, on, under or from such properties. Some of these matters may require us to expend significant amounts of money for investigation and/or cleanup or other costs.

     AS A RESULT OF THE CLOSING OF THE PLAN WE ARE NO LONGER CONSIDERED A
FOREIGN PRIVATE ISSUER UNDER U.S. SECURITIES LAWS, AND ARE SUBJECT TO BROADER
REPORTING REQUIREMENTS, WHICH MAY PUT A STRAIN ON OUR ACCOUNTING, INTERNAL AUDIT
AND OTHER MANAGEMENT SYSTEMS AND RESOURCES, AND MAY SUBJECT OUR SHAREHOLDERS TO
ADDITIONAL LEGAL REQUIREMENTS.

     As a result of the closing of the Plan we are required to comply with reporting requirements for a domestic company rather than a foreign private issuer under U.S. securities laws. As a domestic reporting company, the Company is required to file more detailed reports with the SEC. Furthermore, the
Company's officers and directors will also be subject to certain liabilities such as the reporting and "short swing" profit recovery provisions contained in
Section 16 of the U.S. Securities Exchange Act, and reporting requirements to which they are currently exempted, such as the requirement to report their holdings of the Company's shares.

     Since NexGen Bio was a privately held company, we anticipate that we will need to implement additional financial and management controls, reporting systems and procedures, implement an internal audit function and hire additional accounting, internal audit and finance staff in order to prepare our new management to comply with the financial reporting and other requirements to which we are or may become subject. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and share price.

RISKS RELATED TO THE ETHANOL AND BIO-DIESEL INDUSTRY

     THE MARKET PRICE OF ETHANOL/BIO-DIESEL IS VOLATILE AND SUBJECT TO
SIGNIFICANT FLUCTUATIONS WHICH MAY CAUSE OUR PROFITABILITY TO FLUCTUATE
SIGNIFICANTLY.

     The market prices of ethanol/bio-diesel are influenced by many factors, including the price of gasoline and diesel and crude oil and the supply of ethanol/bio-diesel in the market. Oil prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy and the demand for petroleum-derived products. The supply and demand for oil throughout the world is affected by incidents in unstable political environments, the demand for oil from rapidly developing countries such as China and India, weather conditions, drilling, extraction and refinery technology, success in exploration, decisions made by OPEC and its member countries, industrial output and many other factors. We cannot predict the future price of crude oil or gasoline. Although the market price of ethanol/bio-diesel has historically tracked the market price of gasoline and diesel, we cannot provide any assurance that this will continue to occur. Low prices for crude oil, gasoline and diesel and the relationship between ethanol/bio-diesel supply and demand may reduce the price of ethanol/bio-diesel to a level that makes it unprofitable to produce. In recent years, the prices of crude oil, gasoline and diesel and ethanol/bio-diesel have all reached historically high levels. If the prices of crude oil, gasoline or diesel were to decline, our revenues and ultimately our profitability may be adversely affected. Fluctuations in the market price of ethanol or bio-diesel may cause our profitability to fluctuate significantly.

     OUR BUSINESS WILL BE HIGHLY SENSITIVE TO CORN, SOYBEAN OIL AND OTHER
FEEDSTOCK PRICES AND WE GENERALLY WILL NOT BE ABLE TO PASS ON INCREASES IN CORN,
SOYBEAN OIL AND OTHER FEEDSTOCK PRICES TO OUR FUTURE CUSTOMERS.

     The principal raw materials we will use to produce ethanol and bio-diesel and co-products, including dry and wet distiller grains in ethanol plants and glycerin in bio-diesel plants, will be corn, soybean oil, animal fats and palm oil or other vegetable oils. We may also use other feedstock. As a result, changes in the prices of our feedstock can significantly affect our business. In general, rising feedstock prices result in lower profit margins. For example, because ethanol and bio-diesel compete with non-corn-based fuels, we generally will be unable to pass on increased corn costs to our future customers. At certain levels, feedstock prices may make ethanol and bio-diesel uneconomical to use in fuel markets. The prices of feedstock are influenced by many factors including world supply and demand, weather conditions, crop yields, farmer planting decisions and general economic, market and regulatory factors and subsidies with respect to agriculture. The significance and relative effect of these factors on the price of our feedstock is difficult to predict. Any event that tends to negatively affect the supply of our feedstock, such as adverse weather or crop disease, could increase our feedstock prices and potentially harm our future business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. If an additional ethanol/bio-diesel production facility is built in the same general vicinity as where we intend to build our facilities, the price we pay for our feedstock at a facility could increase and the local supply of the feedstock be reduced, which may result in increased costs and reduced profits.

     THE SPREAD BETWEEN ETHANOL/BIO-DIESEL AND THE PRICES OF DOMESTIC RENEWABLE
RESOURCES CAN VARY SIGNIFICANTLY AND WE DO NOT EXPECT THE SPREAD TO REMAIN AT
RECENT HIGH LEVELS WHICH COULD MATERIALLY ADVERSELY IMPACT OUR GROSS MARGINS.

     Our gross margins will be principally dependent on the spread between ethanol/bio-diesel and the prices of the renewable resources used in their production (such as corn, soybean, animal fats and palm oils). In the past, this spread fluctuated widely and we cannot provide any assurance that fluctuations in this spread will not continue to occur. In recent periods, the spread between ethanol/bio-diesel and the renewable resources prices reached historical levels.
Any reduction in the spread between ethanol/bio-diesel and renewable resources prices, whether as a result of an increase in corn, soybean, animal fats or palm oil prices or a reduction in ethanol/bio-diesel prices, would adversely affect our results of operations and financial condition.

     WE MAY ENGAGE IN HEDGING TRANSACTIONS WHICH INVOLVE RISKS THAT CAN HARM OUR
BUSINESS.

     In an attempt to partially offset the effects of the volatility of ethanol/bio-diesel prices and feedstock costs, we may take hedging positions in order to limit our exposure to commodity price fluctuations. These may include
(i) purchasing feedstock through spot cash, fixed-price forward and delayed pricing contracts, (ii) utilizing hedging positions in the corn, soybean oil, animal fats and palm oil futures and options markets on the Chicago Board of
Trade, or CBOT, to manage the risk of corn, soybean oil, animal fats or palm oil price fluctuations, (iii) entering into contracts to supply a portion of our ethanol or bio-diesel production on a forward basis and, in connection with our feedstock hedging positions, to lock in specific "crush" margins for a portion of our feedstock requirements, and (iv) establishing from time to time an unleaded gasoline/NYMEX RBOB/diesel hedge position using futures to reduce our exposure to unleaded gasoline and diesel price risk. The financial impact of these activities is dependent upon, among other things, the commodity futures prices involved and our ability to sell sufficient products to use all of the feedstock for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults or, in the case of physical contracts, where there is a change in expected differential of an open position and the underlying price in the hedging agreement affecting the actual prices paid or received by us.
Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position often settled in the same time frame as the physical commodity, is either purchased, as in the case of corn, soybean oil, animal fats or palm oil, and natural gas, or sold as in the case of ethanol or bio-diesel. Hedging losses may be offset by a decreased cash price for corn, soybean oil, animal fats and palm oil, and an increased cash price for ethanol and bio-diesel. We may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. Our hedging activities may cause us to forego additional future profits or result in our making cash payments.

     SINCE THE PRODUCTION OF ETHANOL/BIO-DIESEL REQUIRES A SIGNIFICANT SUPPLY OF
WATER AND ELECTRICITY, OUR BUSINESS WILL BE MATERIALLY HARMED IF WE ARE UNABLE
TO OBTAIN AN ADEQUATE QUALITY AND QUANTITY OF WATER AND ELECTRICITY.

     Our facilities will require a significant and uninterrupted supply of water and electricity to operate. We anticipate that we will enter into arrangements with local electric companies and municipalities to provide our supply of electricity and water. However, there can be no assurances that, with respect to water, we will be able to reach definitive agreements for our water supply. In the event that we do not reach definitive agreements for our water supply, we may be required to expend significant amounts to drill wells and to provide for the necessary infrastructure for such well water to reach our planned facilities. In addition, there are no assurances that such water will be of an adequate quality. If the water quality from any of these sources is not adequate, we may, at greater cost to us, need to treat the water or find other sources. In addition, there can be no assurances that the water and electricity companies will be able to reliably supply the water and electricity that we need at any of our facilities or that back-up water wells that we may build will be adequate to sustain production over an extended period of time. If there is an interruption in the supply of water or electricity for any reason, which may include natural disasters, we might be required to halt production. If production is halted for an extended period of time, or there is any interruption in the quantity or quality of our water or electricity, it may have a material adverse effect on our operations, cash flows and financial performance.

     THE TRANSPORTATION OF FEEDSTOCK TO US AND OF ETHANOL/BIO-DIESEL TO OUR
CUSTOMERS WILL BE AFFECTED BY BUSINESS RISKS THAT ARE LARGELY OUT OF OUR
CONTROL, ANY OF WHICH COULD SIGNIFICANTLY REDUCE OUR REVENUES AND OPERATING
MARGINS.

     The operation of our facilities will depend on our ability to receive adequate amounts of feedstock (over and above our storage capability) in a timely manner and our failure to receive sufficient feedstock could have a material adverse effect on our production, revenues and results of operations.
We anticipate purchasing corn, soybean oil, animal fats and other feedstock from states in the U.S. Midwest, to be delivered to us by rail and truck. We will rely on third parties to transport feedstock to us and our ethanol/bio-diesel to our customers. The transportation companies with whom we contract may be subject to risks that are largely out of their and our control, including weather, limitations on capacity in the transportation industry, security measures, fuel prices, taxes, license and registration fees, and insurance premiums. In addition, to the extent we will rely upon delivery by trains and trucks of feedstock to us and ethanol/bio-diesel to our customers, we may be affected by any overall shortage of rail road service or truck drivers caused by the Hazmat
Threat Assessment Program implemented under the US Patriot Act or any other security measures instituted as a result of the threat of terrorism. This shortage may result in increased shipping costs or delays in transport, which could adversely affect our production and profits.

     WORK STOPPAGES AND OTHER LABOR RELATIONS ISSUES COULD RESULT IN DECREASED
SALES OR INCREASED COSTS, EITHER OF WHICH WOULD NEGATIVELY IMPACT OUR FINANCIAL
CONDITION AND RESULTS OF OPERATION.

     We do not anticipate that our employees will be unionized. However, while we believe that our relations with employees will be satisfactory, any prolonged work stoppage or strike could have a negative impact on our business, financial condition or results of operations. In addition, our suppliers, contractors or other third parties associated with the construction of our facilities or the operation of our business may have unionized work forces. A labor strike, work stoppage or slowdown by unionized employees could halt or slow the construction of our facilities or the production, transportation or sale of our products, which could increase our costs and have a significant adverse impact on our operations.

     NATURAL DISASTERS, SUCH AS FIRES, HURRICANES, FLOODS, UNUSUALLY HEAVY OR
PROLONGED RAIN AND DROUGHTS MAY CAUSE FLUCTUATIONS IN THE PRICE, AVAILABILITY
AND QUALITY OF SUPPLIES, LABOR AND RAW MATERIALS WHICH COULD RESULT IN
PRODUCTION DELAYS AND INCREASE COSTS CAUSING A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.

     Fluctuations in the price, availability and quality of supplies, labor, and raw materials that we need in order to produce, transport and sell ethanol/bio-diesel could have a material adverse effect on our construction, cost of sales or ability to meet our customers' demands. The price and availability of such supplies, labor, and raw materials may fluctuate significantly, depending on many factors, including natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts natural resources. These events can also cause increased freight costs.

     OUR BUSINESS WILL BE SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD
ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION.

     Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs such as corn, soybean oil, animal fats and palm oil, and the price of our primary products, ethanol and bio-diesel. In addition, ethanol and bio-diesel prices are substantially correlated with the price of unleaded gasoline and diesel. The price of unleaded gasoline and diesel tends to be highest in the summer and winter months. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

     WE WILL BE DEPENDENT ON OTHERS FOR THE SALE OF OUR PRODUCTS.

     As is customary in the ethanol/bio-diesel industry, we intend to sell ethanol/bio-diesel and their by-products through strategic alliance partners or marketing firms as opposed to maintaining our own sales force. As such, we will be highly dependent on third parties to sell our products. Such third parties may not have exclusive contracts with us and therefore may put the interests of their other customers, which may be competitors to us, ahead of our interests.

     WE WILL OPERATE IN A COMPETITIVE INDUSTRY AND COMPETITION MAY NEGATIVELY
IMPACT OUR PROFITABILITY.

     We will be in competition with numerous other ethanol/bio-diesel producers, some of whom may have greater resources than we do. Additional ethanol/bio-diesel producers may enter the market if the demand for ethanol/bio-diesel increases and existing producers may increase the capacity of their current plants or build new ethanol/bio-diesel production facilities. The largest ethanol/bio-diesel producers in the United States include
Archer-Daniel-Midland Company, VeraSun Energy Corporation, Hawkeye Holdings,
Inc., Aventine, Cargill, Inc. and Abengoa Bioenergy Corp., all of which are capable of producing as much or more ethanol/bio-diesel than we expect to initially produce.

     We also face increasing competition from international suppliers of ethanol/bio-diesel. According to the Renewable Fuel Association, or RFA, Brazil
is currently the world's second largest producer and exporter of ethanol/bio-diesel. In Brazil, ethanol/bio-diesel is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol/bio-diesel production and trade in 2006, exporting several million gallons to the U.S. alone. Ethanol/bio-diesel imported from
Brazil may be a less expensive alternative to U.S. domestically produced ethanol, which is primarily made from corn. For example, the current $0.54 per gallon import duty imposed on Brazilian ethanol may be reduced in the future.
Competition from ethanol/bio-diesel imported from Brazil may affect our ability to sell our ethanol/bio-diesel profitably, which would reduce the value of your shares.

     Lastly, ethanol/bio-diesel is not the only product that can be added to gasoline to reduce emissions and increase octane levels. Oil companies have historically used methyl tertiary butyl ether, or MTBE, as a fuel additive to reduce emissions, and although the use of MTBE has been limited or banned in 25 states in the U.S. due to potentially adverse environmental effects from its production, it is still used by several major oil companies in some markets.
Alternatives to ethanol/bio-diesel and MTBE are continually under development and existing alternatives, such as alkylates and ethyl tertiary butyl ether, or
ETBE, may become more cost effective. Our competitors may be able to successfully develop and market alternatives to ethanol/bio-diesel which could adversely affect our business and results of operations.

     NEW PLANTS UNDER CONSTRUCTION OR DECREASES IN THE DEMAND FOR ETHANOL OR
BIO-DIESEL MAY RESULT IN EXCESS PRODUCTION CAPACITY IN OUR INDUSTRY CAUSING A
MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY.

     According to the Renewable Fuels Association of the U.S. Energy Information
Administration, domestic ethanol production capacity has increased steadily from
1.77 BGY (or billion gallons per year) in 2001 to an annualized rate of approximately 7.8 BGY in 2007. In addition, 2007 closed with 68 bio-refineries under construction or expending in the U.S.that are expected to add 4 billion gallons of new production capacity by 2008. According to the U.S. National
Bio-diesel Board, there are 101 bio-diesel production plants under construction or expansion as of June 2007 representing a total potential production of 1.89
BGY. Excess capacity in the ethanol and bio-diesel industries would have an adverse impact on our results of operations, cash flows and financial condition.
In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production. This incentive can result in the reduction of the market price of ethanol/bio-diesel to a level that is inadequate to generate sufficient cash flow to cover our costs. In addition, increased production of ethanol/bio-diesel could result in increased demand for corn, soybean oil, animal fats, palm oil or other feedstock. This could result in higher prices for corn, soybean oil, animal fats, palm oil and other feedstock and cause higher ethanol/bio-diesel production costs and, in the event that we are unable to pass increases in the price of corn or other feedstock to our customers, would result in lower profits. Excess capacity may also weaken pricing for wet distiller grains with solubles, known as WDGS, or dry distiller grains with solubles, known as DDGS, an ethanol co-product we intend to produce and sell to local feedyards and feed lots. Any material decline in the price of ethanol, WDGS or
DDGS will adversely affect our revenues and results of operations.

     Excess capacity may result or intensify from increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced U.S. gasoline and diesel consumption. Reduced gasoline and diesel consumption could occur as a result of increased prices for gasoline and diesel or crude oil.

     For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased.

     DEVELOPMENT OF ALTERNATIVE ETHANOL OR BIO-DIESEL PRODUCTION SYSTEMS OR
ALTERNATIVE FUELS COULD AFFECT OUR RESULTS OF OPERATIONS.

     Alternative fuels and gasoline and diesel oxygenates production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. The emerging fuel cell industry may offer a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol or bio-diesel, which would negatively impact our profitability.

     In addition, many of our competitors invest heavily in research and development of alternative ethanol or bio-diesel production systems and alternative fuels. Our inability to meet the substantial capital investments required to remain technologically competitive could result in our competitors being able to produce ethanol or bio-diesel more cost effectively or produce less expensive alternative fuels, which could adversely affect the demand for our production. These events could have a material adverse effect on our business.

     CORN-BASED ETHANOL MAY COMPETE WITH CELLULOSE-BASED ETHANOL IN THE FUTURE,
WHICH COULD MAKE IT MORE DIFFICULT FOR US TO PRODUCE ETHANOL ON A COST-EFFECTIVE
BASIS AND COULD REDUCE THE VALUE OF YOUR INVESTMENT.

     Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum (especially in the United States Midwest). The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste, and other biomass material. This trend is driven by the fact that cellulose-based biomass is generally cheaper to obtain than corn and that the use of cellulose-based biomass to produce ethanol would create opportunities to locate plants and produce ethanol in areas that are not suitable to grow corn in significant amounts. Although the current technology for converting cellulose-based biomass to ethanol is not sufficiently efficient to be competitive with ethanol produced from corn, a report by the U.S.
Department of Energy entitled "Outlook for Biomass Ethanol Production and
Demand" indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. Our facilities will not be equipped to convert cellulose-based biomass into ethanol, and to convert our facilities to be able to process cellulose-based ethanol would require significant additional capital investments. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your shares could lose value.

     CONSUMER RESISTANCE TO THE USE OF ETHANOL OR BIO-DIESEL, WHICH MAY BE BASED
ON THE BELIEFS THAT ETHANOL IS EXPENSIVE, ADDS TO AIR POLLUTION, HARMS ENGINES
OR TAKES MORE ENERGY TO PRODUCE THAN IT CONTRIBUTES, MAY AFFECT THE DEMAND FOR
ETHANOL AND BIO-DIESEL.

     Certain individuals believe that the use of ethanol/bio-diesel will increase consumer gasoline prices such as at gas stations. Some also believe that ethanol/bio-diesel adds to air pollution and harms car and truck engines.
Still other consumers believe that the process of producing ethanol/bio-diesel actually uses more fossil energy, such as oil and natural gas, in relation to the amount of ethanol/bio-diesel that is produced and its benefits. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol/bio-diesel, it would affect the demand for our products and negatively affect our profitability and financial condition.

     THE EXPANSION OF DOMESTIC ETHANOL AND BIO-DIESEL PRODUCTION IN COMBINATION
WITH STATE BANS ON MTBE AND/OR STATE RENEWABLE FUELS STANDARDS MAY BURDEN RAIL
AND TERMINAL INFRASTRUCTURE, RAISING THE COST OF OUR SHIPMENT TO BLENDING
TERMINALS.

     If the volume of ethanol/bio-diesel shipments continues to increase and blenders switch from MTBE to ethanol and bio-diesel, there may be weaknesses in infrastructure such that our ethanol/bio-diesel cannot reach its target markets.
Many terminals may need to make infrastructure changes to blend ethanol/bio-diesel instead of MTBE. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make the switch, there may be an oversupply of ethanol/bio-diesel in the market, which could depress ethanol/bio-diesel prices and negatively impact our financial performance. In addition, rail infrastructure may be inadequate to meet the expanding volume of ethanol/bio-diesel shipments, which could prevent us from shipping our products to our target markets.

     Substantial development of infrastructure will be required for our operations and the ethanol/bio-diesel industry generally, to grow. Areas requiring expansion include, but are not limited to additional rail capacity, additional storage facilities for ethanol/bio-diesel, increases in truck fleets capable of transporting ethanol/bio-diesel within localized markets, expansion of refining and blending facilities to handle ethanol/bio-diesel, and growth in service stations equipped to handle ethanol/bio-diesel.

     There is no assurance that the substantial investments required for these infrastructure changes and expansions will be made or that they will be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

     ETHANOL CAN BE IMPORTED DUTY FREE FROM CERTAIN COUNTRIES INTO THE UNITED
STATES, WHICH MAY UNDERMINE THE ETHANOL INDUSTRY IN THE UNITED STATES.

     Ethanol can be imported into the U.S. duty-free from some countries, which may negatively affect the ethanol industry in the U.S. and our operations.
Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean, which is limited to a total of
7% of the previous year's U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development in such countries and also due to increased domestic production. In addition, reductions in the tariff currently applicable to ethanol imports from countries other than those in Central America and the Caribbean that qualify for the exemption, or increases in the percentage of ethanol that may be imported from Central America and the Caribbean on a duty-free basis, may result in more ethanol from countries having a lower cost of production than the United States being imported into the U.S. An increase in such imported ethanol could adversely affect the demand for domestically-produced ethanol and the price at which we will be able to sell our ethanol.

     COMPETITION FOR QUALIFIED PERSONNEL IN THE ETHANOL AND BIO-DIESEL
INDUSTRIES IS INTENSE AND MAY PREVENT US FROM HIRING AND RETAINING QUALIFIED
PERSONNEL TO OPERATE OUR PRODUCTION PLANTS.

     Our success will depend in part on our ability to attract and retain competent personnel. For each of our plants, we must hire qualified managers, engineers, operators and other personnel, which can be challenging in the rural communities in which our facilities will be located. Competition for both managers and plant employees in the ethanol and bio-diesel industries is intense, and we may be unable to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, the implementation of our business plan may be adversely affected, the amount of ethanol/bio-diesel we produce may decrease and we may not be able to efficiently operate our production plants and execute our business strategy.

     CHANGES IN SPECIFICATION STANDARDS FOR BIO-DIESEL FUEL MAY INCREASE
PRODUCTION COSTS OR REQUIRE ADDITIONAL CAPITAL EXPENDITURES TO UPGRADE AND/OR
MODIFY OUR BIO-DIESEL FACILITY TO MEET THEM. SUCH UPGRADES AND/OR MODIFICATIONS
MAY ENTAIL DELAYS IN OR STOPPAGES OF PRODUCTION.

     The American Society of Testing and Materials (ASTM) is the recognized standard-setting body for fuels and additives in the United States. ASTM's specification for pure bio-diesel (to be used in blends of up to 20% with diesel fuel), ASTM D 6751, has been adopted by the Environmental Protection Agency, and compliance is required in order for our bio-diesel to qualify as a legal motor fuel for sale and distribution. ASTM has modified its D 6751 specification in the past, and is expected to continue to modify the specification in the future as the use of and experience with bio-diesel expands. There is no guarantee that our future production facility will be able to produce compliant bio-diesel fuel in the event of changes to the specification. We may need to invest significant capital resources to upgrade or modify our future bio-diesel facility, which might cause delays in or stoppages of production and the resultant loss of revenues, or which might not be economically feasible at all. Any modifications to the production facility or to the bio-diesel specifications may entail increased production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     A. Land purchase options

     The following table sets forth information concerning NexGen's land purchase options as of March 31, 2008:

                        INTENDED TYPE OF   SIZE OF LAND     OPTION EXPIRATION
LOCATION OF LAND SITE      FACILITY          (ACRES)              DATE             PURCHASE PRICE
--------------------- ------------------- ------------- ----------------------- ----------------------

Arkansas*                   Ethanol                 407            July 9, 2008             $3,715,300
--------------------- ------------------- ------------- ----------------------- ----------------------
Wisconsin**                 Ethanol                  88      April 15, 2008 and             $  800,000
                                                                 November 2008
--------------------- ------------------- ------------- ----------------------- ----------------------
Iowa                       Bio-diesel                15         August 17, 2009             $  337,500
--------------------- ------------------- ------------- ----------------------- ----------------------
Ohio                        Ethanol                  72           July 12, 2008             $1,440,000
--------------------- ------------------- ------------- ----------------------- ----------------------
Indiana ***                 Ethanol                 160          April 20, 2008             $4,000,000
--------------------- ------------------- ------------- ----------------------- ----------------------

* NexGen has an option to purchase the land with a party that itself has an option to purchase the land.

** Comprised of two options for two adjacent sites. The Company is negotiating for the extension of the April 15, 2008 option.

*** The Company is negotiating for the extension of the option.

     B. Principal offices

The Company's principal offices are in Wesley Chapel, Florida.

     In 2007 the Company entered into a three-year lease for 1,250 square feet of office space in Wesley Chapel, Florida. This lease terminates on January 31,
2010. The rent expense for the year 2007 was $32.

ITEM 3. LEGAL PROCEEDINGS - LITIGATION

     As of the date of this Report, the Company was not a party to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting held on December 27, 2007, the Company's shareholders voted to approve all of management's proposals as follows:

     1. To elect 1 Class A and 2 Class C Directors:

NAME                   VOTES FOR             VOTES AGAINST/WITHHELD
----                   ---------             ----------------------

Moshe Reuveni          1,403,489                    22,390
Rolando Eisen          1,403,489                    22,390
Luly Gurevitch         1,403,489                    22,390

     All of the abovementioned Directors resigned on December 31, 2007 concurrently with the closing of the NexGen Plan of arrangement.

     2. To re-elect Prof. Varda Rotter as an external director:

                       VOTES FOR             VOTES AGAINST/WITHHELD
                       ---------             ----------------------

                       1,403,489                    22,390

     3. To appoint Kost, Forer, Gabbay & Kasierer as the Company's independent public accountants:

                       VOTES FOR             VOTES AGAINST/WITHHELD
                       ---------             ----------------------

                       1,409,459                    15,420

     At the Company's extraordinary general meeting held on December 4, 2007, the Company's shareholders voted to approve all of management's proposals as follows:

     1. Proposal to Approve the NexGen Plan of Arrangement:

                        VOTES FOR            VOTES AGAINST/WITHHELD
                        ---------            ----------------------

                         916,704                    99,850

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED MATTERS

     Our ordinary shares are quoted in the OTC Bulletin Board ("OTC-BB") under the symbol "NXGNF" Prior to February 28, 2008, our ordinary shares were quoted on the Nasdaq Capital Market under the symbol HCTL (through February 21, 2008)
and thereafter under the symbol NXGN. The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ and the OTC-BB, for each quarter of 2006 and 2007.

2006                 HIGH        LOW
----                 ----        ---

First Quarter        1.31       0.39
Second Quarter       1.06       0.51
Third Quarter        0.99       0.63
Fourth Quarter       4.30       0.85

2007                 HIGH        LOW
----                 ----        ---

First Quarter        1.98       1.12
Second Quarter       2.03       0.92
Third Quarter        1.19       0.80
Fourth Quarter       1.15       0.80

     As of March 2008, the number of shareholders of record was 72 and the number of beneficial owners of its ordinary shares was approximately 900.

     The Company has never paid a cash dividend on its ordinary shares. In the foreseeable future, the Company intends to retain earnings for use in its business, but does not rule out the possibility of paying cash dividends in the appropriate circumstances. Future dividend policy will be determined by the board of directors, and will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors, including the impact of the distribution of dividends on the Company's tax liabilities. Declaration of any final annual cash dividend requires shareholder approval, which may reduce but not increase such dividend from the amount proposed by the board.

     RECENT SALE OF UNREGISTERED SECURITIES

     On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225,000 to an accredited investor in a private placement transaction under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2007 and 2006 and the selected consolidated income statement data and other financial data for the year ended
December 31, 2007 and for the period beginning August 10, 2006 (inception of development stage) through December 31, 2006 and for the period beginning August
10, 2006 (inception of development stage) through December 31, 2007, have been derived from our audited consolidated financial statements that are included in
Item 15 in this Form 10-K. Consolidated financial statements as of December 31,
2007 was audited by Kost, Forer, Gabbay and Kasierer and consolidated financial statements as of December 31, 2006 were audited by Pender NewKirk & Company. You should read the following table in conjunction with Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
the consolidated financial statements and the accompanying notes. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

     In accordance with that the Purchase Agreement, on December 31, 2007, the
Company completed the Plan pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio's principal assets in the field of ethanol and bio-diesel fuel production.

     The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the
Company before the Plan will be replaced with the historical financial statements of NexGen Bio before the Plan in all future filings that the Company makes with the SEC, including this Report.

                                                                   AUGUST 10, 2006      AUGUST 10, 2006
                                                  YEAR ENDED     (DATE OF INCEPTION)  (DATE OF INCEPTION)
                                                  DECEMBER 31,     TO DECEMBER 31,       TO DECEMBER 31,
STATEMENT OF OPERATION                               2007                2006               2007
                                                 ------------        ------------        ------------
                                                    (DOLLAR IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EXPENSES:
     Legal and professional                      $        300        $        205        $        505
     Salaries expense                                     447                 181                 628
     Travel expense                                       208                  65                 273
     Loss on disposal of assets                           129                   -                 129
     Other expenses                                       482                  38                 520
                                                 ------------        ------------        ------------

Net loss from operations                                1,566                 489               2,055

Interest expense                                           63                   7                  70
                                                 ------------        ------------        ------------

Net loss                                         $      1,629        $        496        $      2,125
                                                 ============        ============        ============

 Basic and diluted loss per share                        0.04                0.76                0.05
                                                 ============        ============        ============

Weighted average number of shares used in
computing basic loss per share to Ordinary
shareholders                                       41,759,498             649,317          41,759,498
                                                 ============        ============        ============

OTHER FINANCIAL DATA:
  Working capital(deficit)                               (247)               (325)
  Net cash used in operating activities                  (845)               (151)               (996)
  Net cash used in investing activities                  (351)               (106)               (457)
  Net cash provided by financing activities             1,148                 306               1,454

          BALANCE SHEET DATA:

                                                As of December 31
                                               2007            2006
                                               Dollars in thousands
                                               --------------------

Total assets                                   574              202
Total equity (deficit)                         (76)            (476)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

GENERAL

     NexGen is a development stage company that is currently seeking to develop and/or acquire ethanol and bio-diesel plants, and blending terminal facilities, in the United States. Prior to the closing of the Purchase Agreement on December
31, 2007, the Company's business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide.

     In accordance with that the Purchase Agreement, on December 31, 2007, the
Company completed the Plan pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio's principal assets in the field of ethanol and bio-diesel fuel production.

     The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the
Company before the Plan will be replaced with the historical financial statements of NexGen Bio before the Plan in all future filings that the Company makes with the SEC, including this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements included in this Report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the following critical accounting policies entails the most significant judgments and estimates used in the preparation of our consolidated financial statements:

IMPAIRMENT OF LONG-LIVED ASSETS

     Under Statement of Financial Accounting Standard No. 144, "Accounting for
the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the year ended December 31, 2007 and for the period beginning August 10, 2006 (inception of development stage)
through December 31, 2006, we have not recorded impairment charges for long-lived assets.

GOING CONCERN PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public
Accounting Firm included in this Report stated that these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital.
However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PLAN OF OPERATIONS

     We intend to plan, develop, construct and/or acquire, own and operate blending terminal facilities and ethanol and biodiesel plants.

     We intend to build 10 million gallon storage and blending terminal in the
U.S.. We intend to blend 10% ethanol with gasoline and distribute E-10 as well as blending 2% biodiesel with diesel and distribute B-2. This blending process will create a total throughput of 500 million gallons blending and distribution capacity per year, based on a weekly 10 million gallon turnover. The terminal site is located in a strategic site with deep water access enabling the transport of fuel on barges.

     We intend to develop, construct and/or acquire ethanol and biodiesel plants with aggregate capacity of up to 100 million gallons each. The ethanol plants will be corn-based dry mill fuel-grade ethanol plants located in Arkansas,
Indiana, Ohio, Wisconsin and other states in the United States. The bio-diesel plant will use palm and/or soybeans as well as animal fats.

     We will not generate any revenues until we acquire an operating plant or, complete construction of a blending terminal or, complete construction of one of our plants. We anticipate that our losses will continue to increase until at least one facility is operational. The construction period for an ethanol plant is approximately 18 to 24 months. The construction period for a bio-diesel plant is approximately 12 to 18 months. The construction period for building 10 million gallon storage and blending terminal is approximately 12 months. Our intention is to start construction on the blending terminal first.

     In order to be responsive to changing market conditions in the ethanol and bio-diesel industries, we will also consider acquiring existing ethanol and bio-diesel plants rather than constructing new plants, if we are able to make such acquisitions at favorable enterprise valuations and have access to reasonable financing terms. Acquired plants may be located in different states and have different operating characteristics than the plants we propose to construct. We have executed non binding letters of intent ("LOI's") to acquire the majority interest in two separate ethanol production facilities, which
NexGen intends to acquire following receipt of phase-II financing.

     We have limited financial resources and are entirely dependent on funds that will be raised from third party financing sources for working capital purposes and for the development of the blending terminal, the ethanol and bio-diesel plants. Our goal is to raise $25 million and $63 million, utilizing different financial instruments in order to fund the first two phases of our business.

The following is the estimated breakdown of the sources and uses of such financing:

                         PHASE I     SOURCE OF FUNDS

Common Equity                               40%            $ 10,000,000
Long Term Debt                              40%            $ 10,000,000
Line of credit                              20%            $  5,000,000

Total Source of Funds                      100%            $ 25,000,000
                                                           ------------

                                       USE OF FUNDS

Design, Construction & Startup
Plant Construction, Control System, etc.                   $ 12,500,000
Land & Site-Development Cost                               $ 5,000,000

STARTUP COSTS
Inventory                                   $2,500,000
Working Capital                             $2,500,000
Pre-production period costs                 $  250,000
Rolling Stock                               $  500,000
Fire Protection/Water Supply                $  850,000
                                                           $ 6,600,000

ORGANIZATIONAL & FINANCING
Equity/ Debt Raising Costs                  $  800,000
Organizational Costs                        $  100,000
                                                           $   900,000

Total Use of Funds                                         $ 25,000,000
                                                           ------------

                        Phase II      SOURCE OF FUNDS

Common Equity                                              $ 63,000,000
                                                           ------------

                                        USE OF FUNDS

Ethanol Plant acquisitions
Plant I                                     $32,000,000
Plant II                                    $20,000,000

Working Capital                             $ 6,000,000
Fees and other Costs                        $ 5,000,000

Total Use of Funds                                         $ 63,000,000
                                                           ------------

     If we elect to commence operations by constructing new plants rather than acquiring existing plants, our source and use of funds and timeline to bring the plants to production will be different.

PLAN OF OPERATIONS UNTIL PLANT START-UP

     Until the fourth quarter of 2008, or earlier if possible, we will be actively involved in six principal tasks in connection with the first phase of our development plans, if we elect to commence operations by constructing plants rather than acquiring existing plants:

     (1) Raising our equity and securing debt capital;

     (2) Acquiring and preparing our plant and blending terminal sites;

     (3) Completing construction agreements and securing necessary permits;

     (4) Constructing our sites;

     (5) Arranging and negotiating agreements for the purchase of corn, natural gas and other needs and for marketing our ethanol and distillers grains; and

     (6) Hiring and training management and operating employees.

     Assuming that we successfully complete our financing objectives and obtain adequate debt and equity financing, we believe that we will have sufficient cash resources to cover all of our expenses associated with the construction and commencement of operations of the plants, including site acquisition and development, installation of road and rail access and utilities, application for and receipt of permits, equipment acquisition and plant construction. We also believe that we will have sufficient operating capital to cover our staff, office, audit, legal, compliance, training and other start-up expenses during this period.

     We have contacted and have had limited discussions with prospective lenders and investors, but have no agreement with any lender for the debt or investors for the equity financing that we need.

     If for any reason our options on one or more sites expire before we have our equity and debt financing available to acquire such sites, we may find it necessary to pay more than the option purchase price for such sites or to locate alternative sites. There is no assurance that after full investigation we will determine that any of our sites will be suitable for our plants or will be acquired for those purposes. New sites could be identified by our site acquisition team. Our Board of Directors reserves the right to change the locations of the sites for our plants, in its sole discretion, for any reason.
We expect to continue the permitting process on our sites, and, if necessary conduct investigations on other sites, including overall suitability for our plants, environmental matters and road and rail access considerations.

CONSTRUCTION AGREEMENTS AND PERMITS

     We expect to enter into an agreement with EPC contractors which will provide for the construction of each of our plants. We anticipate that the agreement will provide that the EPC contractors will prepare engineering diagrams and drawings for our sites, plants, utilities and process systems, assist us in obtaining permits for the construction of our plants, establish final project specifications, contract documents and contract pricing and place orders on our behalf for equipment, particularly equipment with lengthy order lead times.

     We anticipate that the EPC agreements will state the complete set of design and construction services to be provided by our EPC contractors to construct our blending terminal, ethanol and bio-diesel plants for us, state the allocated costs of the work to be performed, state the manner in which increased costs due to equipment and materials expense increases and change orders requested by us would be allocated, state the responsibility for our EPC contractors and us to acquire permits, provide a timetable for construction, and include warranties and guarantees with respect to plant capacity and operation, payment terms and similar matters.

     After we identify our EPC contractors, we expect to work with the contractors on the preliminary and final designs of the terminal/plants so construction may be commenced as soon as possible following successful completion of our equity and debt financings. Concurrently, we will seek necessary construction permits, environmental permits and other contracts and permits necessary for the construction of our sites.

     Construction of our terminal and plants will include completion and approval of the final design for the plant, final site preparation, installation of underground piping, conduits and footings, structural framing, installation of tanks, equipment and above-ground piping, enclosing structures, installation of outside yard facilities, loading docks and related structures, and a variety of other tasks. The construction phase will include testing of the plants through certification by the construction engineers. Commencement of operations will include training of plant operations personnel and incorporation of operational testing, quality control and safety procedures.

     With construction complete, we will move to the plant start-up phase, which will involve complete start-up and testing of all equipment and facilities, including any adjustments necessary. This process will take approximately two months for each site. Assuming the availability of final operating permits, and following a final capacity test run and certification by our construction engineers, the blending terminal/plant will be turned over to us for the commencement of commercial operations.

RESULTS OF OPERATIONS

                                                                       AUGUST 10, 2006       AUGUST 10, 2006
                                                  YEAR ENDED       (DATE OF INCEPTION)TO  (DATE OF INCEPTION)TO
                                                  DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                      2007                   2006                   2007
                                                    -------                -------                -------
                                                        (DOLLAR IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    -----------------------------------------------------
EXPENSES:
     Legal and professional                         $   300                $   205                $   505
     Salaries expense                                   447                    181                    628
     Travel expense                                     208                     65                    273
     Loss on disposal of assets                         129                      -                    129
     Other expenses                                     482                     38                    520
                                                    -------                -------                -------

Net loss from operations                              1,566                    489                  2,055

Interest expense                                         63                      7                     70
                                                    -------                -------                -------

Net loss                                            $ 1,629                $   496                $ 2,125
                                                    =======                =======                =======

Other financial data:
Net cash used in operating activities                  (845)                  (151)                  (996)
                                                    =======                =======                =======

RESULTS OF OPERATIONS - 2007 COMPARED TO 2006 (IN THOUSANDS)

     NexGen is a development stage company which has operational cost related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include Legal and professional costs, Salaries, Travel and other.

     The Legal and professional cost amounted to $300 in 2007 compared to $205 for the period beginning August 10, 2006 (inception of development stage)
through December 31, 2006. Those costs related mainly to the land purchase options and the Purchase Agreement.

     The Salaries amounted to $447 in 2007 compared to $181 for the period beginning August 10, 2006 (inception of development stage) through December 31,
2006.

     The travel expenses amounted to $208 in 2007 compared to $65 for the period beginning August 10, 2006 (inception of development stage) through December 31,
2006. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement and, our efforts to raise funds.

     Loss from expiration of purchase option amounted to $129 in 2007 and $0 for the period beginning August 10, 2006 (inception of development stage) through
December 31, 2006. During 2007 the company expensed $54 for an Iowa land option, instead, the company invested in land option in Arkansas. In addition, the company expensed $75 which was paid in connection with construction costs in the
U.S.

     Total loss from operation amounted to $1,566 in 2007 compared to $489 for the period beginning August 10, 2006 (inception of development stage) through
December 31, 2006.

     Net loss amounted to $1,629 in 2007 and $496 for the period beginning
August 10, 2006 (inception of development stage) through December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was a deficit of $247 at December 31, 2007 compared to a deficit of $325 at December 31, 2006. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

     Net cash used in operating activities amounted to $845 in 2007 compared to
$151 net cash used in operating activities for the period beginning August 10,
2006 (inception of development stage) through December 31, 2006.

     Cash used in investing activities amounted to $ 351 in 2007 compared to
$106 in the period beginning August 10, 2006 (inception of development stage)
through December 31, 2006. Since date of inception of development stage and until December 31, 2007, approximately $280 were invested in connection of the reverse merger and $173 were invested in land purchase options.

     Cash was provided from financing activities in the amount of $1,148 in 2007 compared to $306 the period beginning August 10, 2006 (inception of development stage) through December 31, 2006 in 2006. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of NexGen's business.

     Subsequent to December 31, 2007, we raised approximately $225 through cash generated by the sale of stock via a private offering. Additionally, we have an unsecured line of credit available through a controlling shareholder for $500.
We believe these funds will be sufficient to fund our current operations until we obtain the third-party financing to fund the first phase of our business plan. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     As of December 31, 2007, the Company was not subject to any off balance agreements, other then the office lease agreement disclosed under Item 2
"Description of Property".

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement of Financial Accounting
Standards No. 157, "Fair Value Measurements", or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis, is not anticipated to materially impact our consolidated financial position and results of operations. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

     In February 2007, the FASB issued Statement of Financial Accounting
Standards No. 159, "The Fair Value Option for Financial Assets and Financial
Liabilities", or SFAS 159. Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable.
SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting
Standards No. 141 (Revised 2007)"Business Combinations", or SFAS 141R. SFAS 141R
will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for future business combinations once adopted and not on prior acquisitions.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," referred to as SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively.
However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS 160 is not anticipated to materially impact our consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2007, the Company was not exposed to interest rate risk as it did not have any outstanding borrowings that were subject to fluctuating interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures

     The Company performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the
Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the Company's evaluation, the Company's management, including the chief executive officer and chief financial officer, has concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report were effective.

     (b) Management's Report on Internal Control over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Exchange
Act Rules l3a-15(f) under the Securities Exchange Act of 1934, as amended. Prior to the closing of the Purchase Agreement on December 31, 2007, the Company's
business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide. In accordance with the Purchase Agreement, on December 31, 2007, the Company completed the Plan pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio's principal assets in the field of ethanol and bio-diesel fuel production. The Plan was treated as a reverse merger of the Company for financial accounting purposes.
Accordingly, the historical financial statements of the Company before the Plan will be replaced with the historical financial statements of NexGen Bio before the Plan in all future filings that the Company makes with the SEC, including this Report. In light of the disposition of substantially all of the Company's operations, management did not conduct an evaluation of the effectiveness of our internal control over financial reporting. As a result, our management was unable to conclude that our internal control over financial reporting was effective as of December 31, 2007.

     (c) Change in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

     (d) Other.

     The Company believes that a control system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been determined.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     As of March 31, 2008, the executive officers and directors of the Company are as follows:

NAME                            AGE     POSITION WITH THE COMPANY
----                            ---     -------------------------

J. Ram Ajjarapu                 39      Chief Executive Officer & Director
Eran Rotem                      40      Chief Financial Officer
Bruce W. Wilkinson              69      Director
Roderick P.. Morrow             64      Director
Kenneth Hoyt                    70      Director
Israel Amir                     65      Director
Varda Rotter                    60      Director
Elan Penn                       56      Director

     J. RAM AJJARAPU. has been a board member since the Closing Date and has been Chief Executive Officer since January 9, 2008. Mr. Ajjarapu has been
President and Chief Executive Officer of NexGen Bio since August 2006. Prior to joining NexGen Bio, Mr. Ajjarapu served as President and a director of American
Ethanol until he left the company in July 2006. In 2004, he co-founded Wahoo
Ethanol, LLC and Sutton Ethanol, LLC and served as Managing Member until both were sold to American Ethanol in January 2006. While at Wahoo and Sutton, Mr.
Ajjarapu negotiated EPC (Engineering Procurement and Construction) agreements, as well as procurement and off-take agreements. Mr. Ajjarapu was also instrumental in obtaining Tax Increment Financing (TIF) of $10 million for each company, as well as sales tax refunds and community grants. In 1995, he co-founded and served as President and Director for 10-years of Global
Information Technology, Inc, an IT outsourcing and system design company. He co-founded and also served as Managing Director for an Indian outsourcing company from 1997 to 2004. He received a Bachelors degree in Electronics and
Communication Engineering from The Institute of Engineer (India) and a Masters in Business Administration from University of South Florida.

     ERAN ROTEM. Mr. Eran Rotem has served as the Company's Chief Financial
Officer since May 2002. Mr. Rotem served as a senior manager in Ernst & Young,
Certified Public Accountants, from 1995 until April, 2002. He is himself a CPA and received his B.A. in Accounting and Finance form the Tel-Aviv College of
Management.

     BRUCE W. WILKINSON ESQ. Mr. Wilkinson has been a director of the Company since the Closing Date. Mr. Wilkinson has been Secretary of NexGen Bio since
August 2006. Mr. Wilkinson is a corporate lawyer and business consultant providing corporate legal and business counsel to clients nationwide. Following an initial career as in-house counsel, in 2002 he established, Intellysis Inc., a Tampa based outsourcing and consulting firm. As in-house counsel, he served as
Vice President and General Counsel of Stromberg Carlson, Vice President and
General Counsel of Thorn EMI (U.S.), and, at United Technologies, as corporate counsel in several divisional capacities. His combined career as corporate counsel and independent consultant/entrepreneur has blended skills in corporate law, business and commercial transactions (including acquisitions) as well as other matters affecting the management and operation of his business clients. He holds a Bachelors degree from Williams College, a law degree from Cornell
University, and is a member of the California, Illinois and American Bar
Associations.

     RODRICK P. MORROW. Mr. Morrow has served as a director of the Company since the Closing Date. Mr. Morrow has 30 years of experience with retail and distribution firms in senior management positions in marketing, finance, information technology and human resources. He is currently the CFO and a
Director for Southern Imaging Group, Inc. Mr. Morrow was Vice President and CFO
for Pelican Companies, Inc., based in Conway, South Carolina. He served as Vice
President for Lowe's Companies with responsibilities in marketing, information systems, human resources and administration. He has been a business consultant in several industries, both domestic and international. Mr. Morrow holds a
Bachelors degree in Business Administration from the University of North
Carolina, Chapel Hill.

     KENNETH HOYT. Mr. Hoyt has served as a director of the Company since the
Closing Date. Mr. Hoyt is a retired management consultant with a diverse background of corporate and consulting experience in different industries in the
US and around the world. During a 20-year consulting career at Arthur D. Little,
Ascom AG and KSH International, Inc. Mr. Hoyt focused on serving the business development, advanced technology and strategic investment needs of the telecommunications equipment industry. As an electrical engineer and economist, from 1960 to 1986, he held sales, marketing strategic planning and general management positions in electrical equipment, computers, automotive parts and telecommunications operating divisions at General Electric, Honeywell, ITT,
General Dynamics and Plessey PLC. Mr. Hoyt also has served on a variety of non-profit boards and governmental agencies in transportation and land-use planning in the Tampa, Florida region where he resides.

     ISRAEL AMIR. Mr. Israel Amir has served as a director of the Company since
January 2000. Mr. Amir has also served as an external director of Dan Vehicle and Transportation (D.R.T.) Ltd., an Israeli public company and as a member of the boards of directors of several private Israeli companies (A.T. & T.
(Israel), TNS Teleseker Ltd., Israel Amir Consulting Ltd., SCT Stem Cell
Technologies Ltd. and Tele-Gal Ltd.). Mr. Amir has served since 1989 as an independent economic consultant. He received his M.A. in Economics from the
Hebrew University in Jerusalem.

     PROF. VARDA ROTTER has served as an External Director of the Company since
October 2001. Prof. Rotter received her B.Sc. and M.Sc. from Bar-Ilan University in 1969 and 1971 respectively, and a Ph.D. in Cell Biology from the Weizmann
Institute of Science, Rehovot, in 1976. Following post-doctoral research at the
Center for Cancer Research of the Massachusetts Institute of Technology, she
joined the Weizmann Institute's Department of Cell Biology. She was appointed
Associate Professor in 1985 and Full Professor in 1992, and is now the incumbent of the Norman and Helen Asher Professorial Chair in Cancer Research at the
Institute. Prof. Rotter is a genetic engineer, building biological bridges in the submicroscopic world of cancer research, focusing on certain tumor suppressor genes which may be used to obstruct the proliferation of cancer cells.

     DR. ELAN PENN has served as an External Director of the Company since
December 2003. Since 2002, he has owned and managed a private publisher (Penn
Publishing Ltd.). Prior to that Dr. Penn was V.P. Finance of A.1-Research &
Development of Artificial Intelligence Ltd. From 1998 to 2000 Dr. Penn was a
Director and the Chief Executive Officer of Sivan Computer Training Company Ltd
(traded on the TASE) and a Director and V.P. Finance of Mentortech Inc. (traded on NASDAQ), both companies being part of the Formula Systems Ltd. group of companies. From 1987 to 2000 Dr. Penn was V. P. Finance, Mashov Computers Ltd.
(traded on the TASE) and Magic Software Enterprises Ltd. (traded on NASDAQ), both companies also being part of the Formula Systems Ltd. group. He has served as a member of the Board of Directors of Mashov Computers Ltd. and Walla
Communications Ltd. (traded on the TASE), as well as of several international subsidiaries of the Mashov Computers Ltd. group of companies. In 2005, he was appointed as a director and audit committee member of Magic software Enterprises
Ltd and Telkor Power Supplies Ltd. Dr. Penn completed his PhD in Management
Science, Imperial College of Science & Technology, University of London and read
Economics at the Hebrew University of Jerusalem.

     JIM MCALINDEN, Mr. McAlinden had been, since the Closing Date a director and had been, since January 9, 2008 the president of the Company. Mr. McAlinden held the positions of CFO and Chief Operating Officer of NexGen Bio since August
2006. Mr. McAlinden resigned from his position of Director and President for personal reasons on February 21, 2008.

TERMS OF OFFICE

     The Company's Articles of Association, as amended, provide for a board of directors that consists of not less than two and no more than thirteen
Directors, including the external directors to be appointed and hold office in accordance with the provisions of the Companies Law and any Regulations enacted thereunder, as amended from time to time.

     With the exception of the election of external directors which shall be governed in accordance with the provisions of the Companies Law, directors shall be elected at the Annual General Meeting by an ordinary majority .The directors so elected shall hold office until the next Annual General Meeting unless determined otherwise at a subsequent General Meeting. Notwithstanding the aforesaid, if no directors are appointed at the Annual General Meeting, the directors appointed at the previous Annual General Meeting shall continue to hold office. With the exception of the removal of external directors which shall be governed in accordance with the provisions of the Companies Law, at a General
Meeting by an Ordinary Majority, the shareholders shall be entitled to remove any director(s) from office, to elect directors in place of the director(s) so removed or to fill any vacancy, however created, including a vacancy resulting from an enlargement of the Board of Directors by resolution of the Board of
Directors, on the Board of Directors.

     The Board of Directors may, from time to time, appoint an additional director or additional directors to the Company, in order to fill the office of a director which has been vacated or for any reason or as an additional director or additional directors, provided that the overall number of directors does not exceed the maximum number specified above. A director appointed as aforesaid shall cease to hold office at the end of the Annual Meeting following his appointment.

     The Companies Law requires the board of directors of a public company to determine the number of directors who shall possess accounting and financial expertise On March 29, 2006 the board of directors determined the minimum number to be two directors. The Company may be deemed to be a "controlled company"
under the applicable Nasdaq regulations because MAC, the Company's principal stockholder owns approximately 84% of the Company's issued and outstanding shares. As such, the Company is exempt from the requirements of Nasdaq Rule
4350(c) with respect to the nomination of directors.

ALTERNATE DIRECTORS

     The Articles of Association of the Company provide that any director may, by written notice to the Company, appoint another person to serve as an alternate director, subject to the approval of the directors, and may cancel such appointment. According to the Companies Law, the following persons may not be appointed nor serve as an alternate director: (i) a person not qualified to be appointed as a director, (ii) an actual director, or (iii) another alternate director. Appointment of an alternate director for a member of a committee of the board of directors is only permitted if the alternate director is a member of the board of directors and does not regularly serve as a member of such committee. If the committee member being substituted is an external director, such alternate director may only be another outside director possessing the same expertise as the external director being substituted and may not be a regular member of such committee. There are currently no alternate directors.

EXTERNAL DIRECTORS

     Pursuant to Israeli law, the Company is required to appoint two external directors. These directors must be unaffiliated with the Company and its principals. A person shall be qualified to serve as an external director only if he or she possesses accounting and financial expertise or professional qualifications. At least one external director must posses accounting and financial expertise and the other external directors are to possess professional qualifications, as promulgated by regulations to the Companies Law. These regulations provide that financial and accounting expertise require such external director to possess a high level of understanding in business matters, such that he or she can read and understand financial statements in depth and be able to raise issues with respect to the manner in which the financial data is presented therein. The company's board of directors is to determine such candidate's qualifications based on his or her education, experience and skills regarding financial and control matters in companies of similar size and in a similar industry and knowledge of preparation and approval of financial statements under the Companies Law and Israeli securities laws These requirements do not apply to external directors appointed before the recent amendment to the Companies Law but will apply to their re-appointment for an additional term.

     External directors are to be elected by a majority vote at a shareholders'
meeting, provided that such majority includes at least one-third of the shares held by non-controlling shareholders voted at the meeting or that the total number of shares held by non-controlling shareholders voted against the election of the director does not exceed one percent of the aggregate voting rights in the Company.

     The initial term of an external director is three years and may be extended for. additional periods of up to three years each, pursuant to a recent amendment to the Companies Law, provided that the audit committee and the board of directors confirm that, in light of the outside director's expertise and special contribution to the work of the board of directors and its committees, the reelection for such additional period(s) is beneficial to the company
External directors may be removed only by the same percentage of shareholders as is required for their election, or by a court, and then only if the external directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to the Company. Under the Companies Law, any committee of the Board of Directors must include at least one external director, and the Audit Committee must include all if the external Directors.

     The Companies Law details certain standards for the independence of external directors. These directors must be unaffiliated with the company on whose board they serve and such company's principals. They are entitled to obtain all information relating to such company's management and assets and to receive assistance, in special cases, from outside experts at the expense of the company. The Companies Law imposes an obligation on these directors to convene a meeting of a company's board of directors upon becoming aware of matters that suggest infringements of law, neglect of good business practice or improper conduct.

     An external director is entitled to compensation, as provided for in regulations adopted under the Companies Law, but is prohibited from receiving any other compensation, directly or indirectly, in connection with service provided as an external director.

     In October 2001, the Company's shareholders appointed Prof. Varda Rotter as an External Director, and on December 20, 2004 and there after on December 27,
2007, the shareholders re-appointed her in the same capacity. In December 2003, the Company's shareholders appointed Mr. Elan Penn as an External Director and on December 20, 2006 the shareholders re-appointed him in the same capacity.
Both Prof. Rotter and Mr. Penn have been serving as external directors from the date of their respective appointments to date.

DIRECTORS' COMPENSATION

     The Company's executive directors (i.e. directors who receive remuneration from the Company either as employees or consultants) are not entitled to receive any separate compensation in consideration for their services as directors of the Company. The Company's non-executive directors receive annual fees which amounted to $8,000 per person for 2007 on account of all services as directors, including participation in board and audit committee proceedings. The members of the board do not receive any additional remuneration upon termination of their services as directors.

AUDIT COMMITTEE

     The Companies Law requires that certain transactions, actions and arrangements be approved in certain cases, by the audit committee of the company's board of directors, whose members meet certain criteria of independence as defined in the Companies Law and by the board of directors itself and in certain circumstances, shareholder approval is also required. The vote required by the audit committee and the board of directors for approval of such matters, in each case, is a majority of the disinterested directors participating in a duly convened meeting. The Company's audit committee is comprised of Professors Varda Rotter, Mr. Rodrick P. Morrow and Dr. Elan Penn.
The Company has determined that the members of the audit committee meet the applicable NASDAQ and SEC independence standards. In addition, the Company has determined that Dr. Elan Penn is a financial expert as defined by the SEC.

INTERNAL AUDITOR

     Under the Companies Law, Israeli companies whose securities are publicly traded are also required to appoint an Internal Auditor in accordance with the proposal of the audit committee. The role of the Internal Auditor is to examine, inter alia, whether the Company's actions comply with the law, integrity and orderly business procedure. In November 2000, Mr. Yossi Ginosar was appointed as the Company's Internal Auditor. In March 2007, Mr. Yossi Ginosar was
re-appointed as such.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, no officers, directors and persons who beneficially own more than 10% of the Company's ordinary shares have failed to file the reports required pursuant to Section
16(a).

CODE OF ETHICS

     The Board of Directors has adopted a Code of Ethics that applies to all of our officers, directors and employees. The Code sets forth fundamental principles of integrity and business ethics and is intended to ensure ethical decision making in the conduct of professional responsibilities. The full text of the Code is filed as an exhibit to the Report.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of NexGen Bio's Chief Executive
Officer for services rendered to it during the fiscal years ended December 31,
2007 and December 31, 2006. No executive officer received more than US$100,000 per annum during this period.

SUMMARY COMPENSATION TABLE

                                                                                            Change in
                                                                                           Pension Value
                                                                            Non-Equity         and
                                                                            Incentive      Nonqualified
                                                        Stock     Option      Plan           Deferred
 Name and Principal                Salary      Bonus   Awards     Awards   Compensation    Compensation       All Other        Total
      Position            Year     (US$)       (US$)    (US$)       US$)       (US$)       Earnings (US$)    Compensation      (US$)
----------------------- -------- ----------- -------- ---------- ---------- ------------- ----------------- --------------- -----------
J. Ram Ajjarapu,          2007    150,000(1)     -        -          -           -               -                              150,000
Chairman and CEO          2006     76,344(1)     -        -          -           -               -                 -             76,344
----------------------- -------- ----------- -------- ---------- ---------- ------------- ----------------- --------------- -----------
Jim McAlinden (2)         2007     46,875        -        -          -           -               -                 -             46,875
Chief Financial Officer   2006     25,347        -        -          -           -               -                 -             25,347
----------------------- -------- ----------- -------- ---------- ---------- ------------- ----------------- --------------- -----------

(1)  The salaries for the year ended December 31, 2007 and for the period beginning August 10, 2006 (inception of development stage) through December
     31, 2006 were accrued and have not been paid. According to Purchase
     Agreement, none of the accrued liabilities of NexGen Biofuels Inc survived the completion of the Plan.

(2)  Mr. Jim McAlinden was the Chief Financial Officer of NexGen Biofuels Inc
     until December 31, 2007.

COMPENSATION AGREEMENTS

     Our executive compensation is divided into the following components:

BASE SALARY

     Base salaries for our executive officers are established based on the scope of their roles, responsibilities, experience levels and performance, taking into account competitive market compensation paid by comparable companies for similar positions. Base salaries are reviewed approximately annually, and may be adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.

     Base salaries for the named executive officers can be found in the Summary
Compensation Table described above. For 2008, our Chief Executive Officer salary will be established by our Audit committee and Board of directors during the second quarter of 2008.

     Mr. Eran Rotem, The Company's Chief Financial Officer before the completion of the Plan, is the Company's Chief Financial Officer. Mr. Rotem's base salary is $180,000 per year.

     According to a new employment agreement that was signed with Mr. Rotem in
2008, the Company granted the Mr. Rotem 650,000 options to purchase Ordinary shares of the Company under the ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration ; (ii) an exercise price of $1.50 per share, and (iii) vesting and exercise rights in five equal installments of 130,000 shares each, on the first through fourth anniversary dates of Mr. Rotem's employment. In addition, Mr.
Rotem received 400,000 Ordinary Shares of the Company. These 400,000 shares are subject to other restrictions.

     In connection with the Company's request that Mr. Rotem relocate from
Israel to Tampa, Florida, the Company agreed to pay Mr. Rotem $10,000 in order to compensate him for moving costs, such as temporary housing and storage, air fares, shipment cost, etc.

     OTHER COMPENSATION

     In addition to the compensation components described, we intend to continue to maintain modest executive benefits and perquisites for officers, including our named executive officers; provided, however, that the Audit Committee may revise, amend, or add to the officers' executive benefits and perquisites if it deems advisable in order to remain competitive with comparable companies and/or to retain individuals who are critical to the company.

     EMPLOYEE SHARE OPTION PLANS

In July 2000, the shareholders of the Company approved the Company's 2000
Incentive Share Option Plan (the "ISO PLAN") adopted by the Company's board of directors in February 2000, pursuant to which share options in the Company may be granted to employees, directors and consultants of the Company or any subsidiary. An aggregate of 500,000 Ordinary Shares of the Company were reserved for issuance under the ISO Plan, subject to certain adjustment. The ISO Plan was administered by the board of directors either directly or upon the recommendation of the Share Option Committee. The Company's board of directors appointed the members of the Company's audit committee to also serve as the
Company's Share Option Committee.

On August 28, 2003 the Company amended the ISO Plan, as detailed below, pursuant to amendments to the Israel Income Tax Ordinance regarding options that had come into effect. Under the amended plan, a total of 377,500 ordinary shares of the
Company are reserved and authorized for the purpose of the option plan, subject to certain adjustments. The plan is administered by the Board of Directors,
(either directly or upon the recommendation of the Share Option Committee), which has broad discretion, subject to certain limitations, to determine the persons entitled to receive options, the terms and conditions on which options are granted and the number of shares subject to each grant. Options under the plan are issued to Israeli employees, directors, office holders, consultants, advisers and service providers of the Company and its subsidiaries.

On August 27, 2007 the Company amended the ISO Plan to include the ability to grant ordinary shares and share units of the Company, in addition to options to purchase shares of the Company; and increase the number of the ordinary shares of the Company available for issuance to 2,000,000 (two million) ordinary shares.

As of December 31, 2007 options to purchase 1,613,334 ordinary shares remained available for issuance under the plan and, there were options outstanding to purchase 341,500 ordinary shares. All the outstanding options were exercised to shares during the first quarter of 2008.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of December 31, 2007, information regarding options under our ISO Plan our only active plans . The ISO Plan has been approved by our shareholders. Outstanding options under the ISO Plan that are forfeited or cancelled will be available for future grants. All of the options are for the purchase of our ordinary shares.

                                                               NUMBER OF
                                                            SECURITIES TO BE    WEIGHTED AVERAGE      NUMBER OF SECURITIES
                                                              ISSUED UPON        EXERCISE PRICE     REMAINING AVAILABLE FOR
                                                              EXERCISE OF        OF OUTSTANDING      FUTURE ISSUANCES UNDER
                                                              OUTSTANDING           OPTIONS,       EQUITY COMPENSATION PLANS
                                                            OPTIONS, WARRANTS     WARRANTS AND       (EXCLUDING SECURITIES
PLAN CATEGORY                                                AND RIGHTS (A)         RIGHTS (B)      REFLECTED IN COLUMN (A)(C)
--------------------------------------------------------- --------------------- ------------------ ---------------------------

Equity compensation plans approved by security holders          341,500              $  0.68                1,613,334

Equity compensation plans not approved by security
holders                                                               0              $     0                        0
                                                                =======                                     =========

DIRECTOR COMPENSATION

     The following table sets forth information concerning the compensation paid to the non-employee directors of NexGen Bio during fiscal 2007:

--------------------------------------------------------------------------------------------------------
                                                             Change in
                                                           Pension Value
             Fees                            Non-Equity        and
            Earned                           Incentive     Nonqualified
            or Paid                 Option     Plan         Deferred       All Other
            in Cash    Stock        Awards  Compensation    Compensation  Compensation
  Name       (US$)    Awards ($)      ($)        ($)         Earnings          ($)        Total (US$)
---------- --------- -----------  --------- ------------ ---------------- ------------ -----------------
  Aruna
  Ajjarapu     0         -             -          -             -               -                0
--------------------------------------------------------------------------------------------------------
  Dipak
  Sinha        0         -             -          -             -               -                0
--------------------------------------------------------------------------------------------------------
  Jan
  Ohvrall      0         -             -          -             -               -                0
--------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets out, to the best of our knowledge, the numbers of shares in the Company beneficially owned as at December 31, 2007 by:

     (i)  each of our present Executive Officers and Directors,

     (ii) each person (including any "group" as that term is defined in Section
          13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

     (iii) all of our present Directors and officers as a group.

                                                      PERCENTAGE OF
                                                       ORDINARY
                                 NUMBER OF ORDINARY   SHARES OWNED
NAME                                 SHARES(1)        OUTSTANDING(1)                         ADDRESS
----                                 ---------        --------------                         -------

J. Ram Ajjarapu                     35,187,542 (2)        84%           2533 Windguard Circle, Suite 102, Wesley Chapel, Florida 33544
Jim McAlinden                          899,199             2%           2533 Windguard Circle, Suite 102, Wesley Chapel, Florida 33544
Eran Rotem                             137,000 (3)                      32 Hshaham St. Petach Tikva, Israel, 49170
Bruce W. Wilkinson                      64,229                          2533 Windguard Circle, Suite 102, Wesley Chapel, Florida 33544
Roderick P.. Morrow                     42,820                          11223 Bloomington Dr., Tampa 33635
Kenneth Hoyt                            42,820                          4610 Westford Circle, Tampa, 33618
Israel Amir                            386,666           0.9%           32 Hshaham St. Petach Tikva, Israel, 49170
Varda Rotter                                 -                          32 Hshaham St. Petach Tikva, Israel, 49170
Elan Penn                                    -                          32 Hshaham St. Petach Tikva, Israel, 49170

Officers and Directors as a
Group (9 persons)                   36,760,276 (3)        88%

MAC Bioventures, Inc                35,151,842            84%           B-93 Indian Airlines Colony, Begumpt, Hyderabad AP 500016

(1)  Based upon 41,759,498 ordinary shares outstanding as of December 31, 2007.

(2)  Including 35,151,842 shares owned by MAC, as to which Mr. Ajjarapu may be deemed to share beneficial ownership.

(3)  Includes 117,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with the Purchase Agreement, on December 31, 2007, the
Company completed the Plan pursuant to which Healthcare transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio's principal assets in the field of ethanol and bio-diesel fuel production.

     At the Closing, the following transactions, which together comprise the
Plan, occurred:

     o    NexGen Bio transferred its principal assets (the "NexGen Assets") in the ethanol and bio-diesel fuel industry consisting of options to purchase five Greenfield sites in the United States and permitting for
          100 million gallons of annual ethanol or bio-diesel production per site to NexGen 2007, Inc. ("Newco"), a wholly-owned subsidiary of the
          Company;

     o    The Company issued to MAC and MAC's designees an aggregate of
          38,280,000 ordinary shares, representing the $58 million appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of the Company shares less 1%);

     o    The Company issued to Israel Amir an aggregate of 386,666 ordinary shares; and

     o    The Company transferred substantially all of its existing assets to
          Gamida, in consideration for 4,700,000 shares of the Company held by
          Gamida.

     The Company and NexGen Bio agreed that it is in the best interests of the parties to this Agreement that one existing director of the Purchaser, Israel
Amir, commit to serve as a director of the Company for a period of no less than two years after the Closing. As such, and in consideration for Mr. Amir's willingness to provide services and advice to the Company, the Company issued to
Mr. Amir at Closing, an amount of the Company's Ordinary Shares (or options exercisable into ordinary Shares) in an amount equal to 1% of NexGen Assets
Valuation divided by $1.50.

     Pursuant to the Purchase Agreement, NexGen Bio may, subject to the
Company's written consent, until 180 days following the Closing, transfer to
NewCo an existing functional ethanol or bio-diesel plant or all of the shares held by NexGen Bio of an entity which directly owns such a plant ("Option
Assets"), in consideration for such number of our ordinary shares equal to the value of the Option Assets (based on a written valuation prepared by a recognized independent firm acceptable to the Company) divided by $1.50 less 1%
("Option Shares").

     The aggregate number of Option Shares issuable by the Company, if any, shall not exceed 80,000,000 Ordinary Shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company's principal accountants for the years 2006 and 2007 were Kost
Forer Gabbay & Kasierer, a member of Ernst & Young Global. NexGen's Bio principle accountants for the year 2006 were Pender NewKirk & Company, CPAs.

     The table below summarizes the audit and other fees paid (in thousands of
USD) the Company and its consolidated subsidiaries to Kost Forer Gabbay &
Kasierer and to Pender NewKirk & Company, CPAs, during each of 2007 and 2006:

                            Year Ended December 31, 2007  Year Ended December 31, 2006
                               ----------------------       -----------------------
                               Amount      Percentage       Amount       Percentage
                               ------      ----------       ------       ----------

Audit Fees (1)                  $ 40           100%          $114            92%
Audit-Related Fees (2)          $  0             0%          $  0             0%
Tax Fees (3)                    $  0             0%          $ 10             8%
Total                           $ 40           100%          $124           100%

     (1) "Audit fees" includes annual audit fees for NexGen and its subsidiaries.

     (2) "Audit-related fees" are fees related to assurance and associated services that traditionally are performed by the independent auditor, including consultation concerning reporting standards.

     (3) for services rendered to the company during and/or pertaining to the year 2006 in connection with the following: tax related work, consulting services as to government grants, review of the financial statements, consultation as to various transaction and the like.

     The Audit Committee pre-approves on an annual basis the audit and certain non-audit services provided to the Company by its auditors. Such annual pre-approval is given with respect to particular services and sets forth a specific budget for such services. Additional services not covered by the annual pre-approval may be approved by the Audit Committee on a case-by-case basis as the need for such services arises.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     1.   Financial Statements

          See "Index to Consolidated Financial Statements and Financial
          Statement Schedule" set forth on page F-1.

     2.   Financial Statement Schedule.

          See "Index to Consolidated Financial Statements and Financial
          Statement Schedule" set forth on page F-1.

     3.   Exhibits.

          See "Index to Exhibits" set forth on the following page.

                                INDEX TO EXHIBITS

     (D)  EXHIBITS

EXHIBIT NO.    INCORP. BY REFERENCE      DESCRIPTION
-----------    --------------------      -----------

    3.1               1.1(1)             Memorandum of Association of the Registrant, as amended

    3.2               1.2(2)             Articles of Association, restated to include all amendments in effect as of December 31, 2006

    3.3               1.3(3)             Amendment to Articles of Association

    10.1             4.34(2)             Purchase Agreement between Healthcare Technologies Ltd.,
                                         Gamida For Life B.V., MAC Bioventures Inc. and NexGen
                                         Biofuels Inc.

    10.2             4.35(3)             Amendment No. 1 to Purchase Agreement.

     14               11(2)              Code of Ethics

     21                (4)               List of Subsidiaries

    23.1                *                Consent of Independent Public Accountant (Kost Forer Gabbay & Kasierer)

    23.2                *                Consent of Independent Public Accountant (Pender Newkirk & Company LLP)

    31.1                *                Certification of Chief Executive Officer required by  Rule
                                         13a-14(a) under the Exchange Act

    31.2                *                Certification of Chief Executive Officer required by  Rule
                                         13a-14(a) under the Exchange Act

    32.1                *                Certification of Chief Executive Officer pursuant to 18
                                         U.S.C. Section 1350, as adopted pursuant to Section 906 of
                                         Sarbanes-Oxley Act of 2002

    32.2                *                Certification of Chief Executive Officer pursuant to 18
                                         U.S.C. Section 1350, as adopted pursuant to Section 906 of
                                         Sarbanes-Oxley Act of 2002

    99.1             4.33(5)             Audit Committee Charter

    99.2             4.36(6)             AAA Valuation dated May 4, 2007 and letter dated July 13,
                                         2007.

    99.3             4.37(6)             Valuation from David Boas Business Consultant Ltd., dated
                                         January 20, 2007.

----------
*Filed herewith.

                    (1)  Incorporated by reference to the Registrant's Annual
                         Report on Form 20-F for the Fiscal year ended December
                         31, 1997.

                    (2)  Incorporated by reference to the Registrant's Annual
                         Report on Form 20-F for the Fiscal year ended December
                         31, 2006.

                    (3)  Incorporated by reference to the Registrant's Current
                         Report on Form 8-K dated December 31, 2007.

                    (4)  Incorporated by reference to the Consolidated Financial
                         Statements that are filed as a part of this Form 10-K.

                    (5)  Incorporated by reference to the Registrant's Annual
                         Report on Form 20-F for the Fiscal year ended December
                         31, 2004.

                    (6)  Incorporated by reference to the Registrant's Proxy
                         Statement filed as an exhibit to the Registrant's Form
                         6-K dated August 2007, filed on August 16, 2007.

                      NEXGEN BIOFUELS LTD. AND SUBSIDIARIES

                    (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2007

                                 IN U.S. DOLLARS

                                      INDEX

                                                                   PAGE
                                                                ----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-2

CONSOLIDATED BALANCE SHEETS                                     F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                              F-5

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8 - F-21

APPENDIX TO CONSOLIDATED FINANCIAL STATEMENTS                      F-22

                                     F - 1
■	Kost Forer Gabbay & Kasierer	■	Phone: 972-3-5680333
	3 Aminadav St. Tel-Aviv 67067, Israel		Fax: 972-3-5633407

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

                      NEXGEN BIOFUELS LTD. AND SUBSIDIARIES

                    (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)

                          (A DEVELOPMENT STAGE COMPANY)

     We have audited the accompanying consolidated balance sheets of NexGen
Biofuels Ltd. (formerly: Healthcare Technologies Ltd.) and its subsidiaries (the
"Company") as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of NexGen Biofuels Inc. as of December 31, 2006 and for the
period August 10, 2006 (date of inception) through December 31, 2006, were audited by other auditors, whose report dated May 8, 2007, except for statement of changes in shareholders' deficiency for the period August 10, 2006 (date of inception) through December 31, 2006, for which the date is April 15, 2008, expressed an unqualified opinion on those statements, which included an explanatory paragraph on circumstances which raise substantial doubts on Nexgen
Bio's ability to continue as a going concern. Our opinion on the statements of operations, shareholders' deficiency, and cash flows for the period August 10,
2006 (date of inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

     We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the U.S.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Tel-Aviv, Israel                          /s/ KOST FORER GABBAY & KASIERER
  April 15, 2008                            A Member of Ernst & Young Global

                                     F - 2

================================================================================

             Report of Independent Registered Public Accounting Firm

Board of Directors
Nexgen Biofuels, Inc. and Subsidiaries
(A Development Stage Company and Majority Owned Subsidiary
   of Mac Bioventures, Inc.)
 Wesley Chapel, Florida

We have audited the accompanying  consolidated balance sheet of Nexgen Biofuels,
Inc. and Subsidiaries  (the "Company") (a development stage company and majority owned  subsidiary  of Mac  Bioventures,  Inc.) as of  December  31, 2006 and the
related consolidated statements of operations, changes in stockholders' deficit, and cash  flows for the  period  August 10,  2006  (date of  inception)  through
December  31,   2006.   These   consolidated   financial   statements   are  the
responsibility  of the  management  of the  Company.  Our  responsibility  is to express an  opinion  on these  consolidated  financial  statements  based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform,  an audit
of  its  internal   control  over  financial   reporting.   Our  audit  included
consideration  of  internal  control  over  financial  reporting  as a basis for designing audit  procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Company's internal  control  over  financial  reporting.  Accordingly,  we express no such opinion. An audit includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by  management,  as  well  as  evaluating  the  overall  consolidated  financial statement  presentation.  We believe that our audit provides a reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of the Company as of
December  31,  2006 and the  results  of its  operations  and cash flows for the period  August  10,  2006  (date of  inception)  through  December  31,  2006 in conformity with accounting principles generally accepted in the United States of
America.

The accompanying  consolidated  financial statements have been prepared assuming the Company  will  continue as a going  concern.  As  discussed in Note 2 to the consolidated  financial statements,  the Company incurred a net loss of $496,372 for the period August 10, 2006 (date of inception) through December 31, 2006. As of December 31, 2006, the Company had $324,310 of negative  working  capital and
$49,350 of cash with  which to  satisfy  any  future  cash  requirements.  These conditions raise  substantial doubt about the Company's ability to continue as a going  concern.  The  consolidated  financial  statements  do  not  include  any adjustments that might result from the outcome of this uncertainty.

--------------------------------
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
May 8, 2007
Except for the statement of changes in shareholders' deficiency for the period
August 10, 2006 (date of inception) through December 31, 2006, for which the date is April 15, 2008.

           PENDER NEWKIRK & COMPANY LLP o CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
  100 South Ashley Drive o Suite 1650 o Tampa, Florida 33602 o (813) 229-2321 o
                               Fax: (813) 229-2359
================================================================================
                                PCAOB REGISTERED

                 MEMBER OF AGN INTERNATIONAL, LTD. - A WORLDWIDE
     ASSOCIATION OF SEPARATE AND INDEPENDENT ACCOUNTING AND CONSULTING FIRMS
  MEMBER OF PRIVATE COMPANIES PRACTICE SECTION AND CENTER FOR AUDIT QUALITY OF
             THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                                     F - 2A

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                           DECEMBER 31,
                                                          -------------
                                                          2007     2006
                                                          ----     ----

     ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                                $  1     $ 49
 Gamida For Life B.V. (Note 3)                             397        -
Other accounts receivable and prepaid expenses               5        -
                                                          ----     ----

 TOTAL current assets                                      403       49
                                                          ----     ----

 LONG-TERM INVESTMENTS:
   Investments in land purchase options (Note 4)           166      150
                                                          ----     ----

 PROPERTY AND EQUIPMENT, NET                                 5        3
                                                          ----     ----

 TOTAL assets                                             $574     $202
                                                          ====     ====

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 3

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                               DECEMBER 31,
                                                                                           --------------------
                                                                                             2007        2006
                                                                                           -------      -------

    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term bank credit (Note 5)                                                          $    39      $     -
  Loan from Gamidor Diagnostics (Note 6)                                                       230            -
  Trade payables                                                                               319          216
  Employees and payroll accruals                                                                62          158
                                                                                           -------      -------

TOTAL current liabilities                                                                      650          374
                                                                                           -------      -------

LONG-TERM LIABILITIES:
  Line of Credit from related parties                                                            -          304
                                                                                           -------      -------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' DEFICIENCY (Note 8):
  Share capital -
   Ordinary shares of NIS 0.04 par value - Authorized: 190,000,000 and 40,000,000 shares as of December 31, 2007 and 2006; Issued and Outstanding: 41,759,498 and
     649,317 shares as of December 31,
     2007 and 2006, respectively                                                               434           33
  Additional paid-in capital                                                                 1,615         (313)
  Ordinary shares payable                                                                        -          300
  Deficit accumulated during the development stage                                          (2,125)        (496)
                                                                                           -------      -------

TOTAL shareholders' deficiency                                                                 (76)        (476)
                                                                                           -------      -------

TOTAL liabilities and shareholders' deficiency                                             $   574      $   202
                                                                                           =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 4

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                         AUGUST 10, 2006      AUGUST 10, 2006
                                                                       (DATE OF INCEPTION)  (DATE OF INCEPTION)
                                                       YEAR ENDED              TO                    TO
                                                      DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                          2007                 2006                 2007
                                                      -----------          -----------          -----------

EXPENSES:
     Legal and professional                           $       300          $       205          $       505
     Salaries expense                                         447                  181                  628
     Travel expense                                           208                   65                  273
Loss from expiration of land purchase option                  129                    -                  129
     Other expenses                                           482                   38                  520
                                                      -----------          -----------          -----------

Net loss from operations                                    1,566                  489                2,055

Interest expense                                               63                    7                   70
                                                      -----------          -----------          -----------

Net loss                                              $     1,629          $       496          $     2,125
                                                      ===========          ===========          ===========

 Basic and diluted loss per share                            0.04                 0.76                 0.05
                                                      ===========          ===========          ===========

Weighted average number of shares used in
computing basic loss per share attributed to
Ordinary shareholders                                  41,759,498              649,317           41,759,498
                                                      ===========          ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                                                                          DEFICIT
                                                                                                                                        ACCUMULATED
                                                                              ORDINARY SHARES **)        ADDITIONAL      ORDINARY       DURING THE
                                                                         ---------------------------      PAID-IN         SHARES        DEVELOPMENT
                                                                            SHARES          AMOUNT        CAPITAL         PAYABLE          STAGE           TOTAL
                                                                         -----------     -----------    -----------     -----------     -----------     -----------

Balance as of August 10, 2006 (date of inception)                            649,317     $        33    $       (33)    $         -     $         -     $         -
Ordinary Shares payable, founders                                                  -               -            (59)             63               -               4
Ordinary Shares payable for services                                               -               -           (222)            237               -              15
Capital contributions since August 10, 2006                                        -               -              1               -               -               1
Net loss for period                                                                -               -              -               -            (496)           (496)
                                                                         -----------     -----------    -----------     -----------     -----------     -----------

Balance as of December 31, 2006                                              649,317              33           (313)            300            (496)           (476)

Shares issued in January 2007, $0.0001/share-founders shares               6,737,643              63              -             (63)              -               -
Common Stock Payable-founders                                                      -               -              -               *)              -               -
Shares issued in January 2007, $0.0001/share-founders shares                 101,468               1             (1)              -               -               -
Shares issued in February 2007, $0.0001/share-founders shares                  7,990               *)             -               -               -               -
Shares issued in May 2007, $0.0001/share-founders shares related to
January 2007 stock commitment                                                 79,896               1             (1)              *)              -               -
Shares issued in May 2007, $0.45/share-employee/consulting services           10,387               *)            29               -               -              29
Shares issued in May 2007, $0.45/share-consulting services                   159,792               2              -               -               -               -
Shares issued in May 2007, $0.45/share-consulting services                    17,577               *)            50               -               -              50
Shares issued in August 2007, $0.91/share-director services                   27,964               *)             -               -               -               -
Shares issued in August 2007, $1.02/share-consulting services                    798               *)             5               -               -               5
Amortization of prepaid stock services                                             -               -             10               -               -              10
Purchase of treasury shares                                               (4,700,000)            (68)             -               -               -             (68)
Issuance of common stock in connection with the merger,
net of acquisition cost of $280                                           38,666,666             402          1,836            (237)              -           2,001
Net loss                                                                           -               -              -               -          (1,629)         (1,629)
                                                                         -----------     -----------    -----------     -----------     -----------     -----------

Balance as of December 31, 2007                                           41,759,498     $       434    $     1,615     $         -     $    (2,125)    $       (76)
                                                                         ===========     ===========    ===========     ===========     ===========     ===========

*) Represent amount less then one thousand dollar.

**) All share information included in this report has been retroactively adjusted to reflect the reverse merger.

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 6

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                               AUGUST 10, 2006   AUGUST 10, 2006
                                                                                  (DATE OF           (DATE OF
                                                                YEAR ENDED      INCEPTION) TO     INCEPTION) TO
                                                               DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                   2007              2006             2007
                                                                 -------           -------           -------

OPERATING ACTIVITIES
    Net loss                                                     $(1,629)          $  (496)          $(2,125)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation expense                                          1                 -                 1
         Compensation related to stock issuance                      (63)               19               (44)
         Expiration of land purchase option                           54                 -                54
         Issuance of shares                                          187                 -               187
         Increase in trade payable                                   255               168               423
         Increase in Employees and payroll accruals                  350               158               508
                                                                 -------           -------           -------

Net cash used in operating activities                               (845)             (151)             (996)
                                                                 -------           -------           -------

INVESTING ACTIVITIES
    Purchase of computer equipment                                    (1)               (3)               (4)
    Cash used in connection with acquisition                        (280)                -              (280)
    Investments in land purchase options                             (70)             (103)             (173)
                                                                 -------           -------           -------

    Net cash used in investing activities                           (351)             (106)             (457)
                                                                 -------           -------           -------

FINANCING ACTIVITIES
    Net proceeds from line of credit, related party                1,216               305             1,521
    Purchase of treasury shares                                      (68)                -               (68)
    Proceeds from issuance of shares                                   -                 1                 1
                                                                 -------           -------           -------

    Net cash provided by financing activities                      1,148               306             1,454
                                                                 -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                      (48)               49                 1

CASH AT BEGINNING OF PERIOD                                           49                 -                 -
                                                                 -------           -------           -------
CASH AT END OF PERIOD                                            $     1           $    49           $     1
                                                                 =======           =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 7

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1:- GENERAL

     a.   About the Company

     NexGen Biofuels Ltd. (formally: Healthcare Technologies Ltd.) and its subsidiaries (the "Company" or "NexGen"), is a development stage company that is currently seeking to develop and/or acquire ethanol and bio-diesel plants in the United States. NexGen Biofuels Ltd. was established as an
     Israeli corporation. Prior to the closing of the Purchase Agreement
     (defined below) on December 31, 2007, the Company's business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide.

     In accordance with the Purchase Agreement, dated as of January 16, 2007, as amended (the "Purchase Agreement"), and consummated on December 31, 2007, by and among, the Company, NexGen Biofuels, Inc., ("NexGen Bio"), MAC
     Bioventures Inc., ("MAC"), the parent company of NexGen Bio, and Gamida for
     Life B.V., ("Gamida"), the parent company of NexGen (formally: Healthcare
     Technologies Ltd.), the Company completed a Plan of Arrangement (the
     "Plan") as following:

     1.   The Company transferred substantially all of its existing assets and liabilities to Gamida, in consideration for 4,700,000 shares of the
          Company held by Gamida.

     2.   NexGen Bio transferred its principal assets (the "NexGen Assets") in the ethanol and biodiesel fuel industry consisting of options to purchase five Greenfield sites in the United States and permitting for
          100 million gallons of annual ethanol or bio-diesel production per site to NexGen 2007, Inc ("NewCo"), a wholly-owned subsidiary of the
          Company;

          The Company issued to MAC and MAC's designees an aggregate of
          38,280,000 ordinary shares, representing the $58 million appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of
          NexGen share) less 1%;

          In addition, the Company issued 386,666 ordinary shares to one of its directors.

     The Plan subject to shareholders approval which was granted on December 4,
     2007.

     NexGen Bio may, subject to the Company's written consent, until 180 days following the Closing, transfer to NewCo an existing functional ethanol or bio-diesel plant or all of the shares held by the NexGen Bio of an entity which directly owns such a plant ("Option Assets"), in consideration for such number of NexGen ordinary shares equal to the value of the Option
     Assets (based on a written valuation prepared by a recognized independent firm acceptable to the Company) divided by $1.50 less 1% ("Option
     Shares"). The aggregate number of Option Shares issuable by NexGen, if any, shall not exceed 80,000,000 ordinary Shares.

     Prior to the Plan, the Company had no substantial operations as it transferred all of its existing assets to Gamida. Therefore, the financial statements and accompanying notes represent the historical results of
     NexGen Bio, unless otherwise stated.

                                     F - 8

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 1:- GENERAL (CONT.)

     In accordance with EITF 98-3, since NexGen is a development stage company and has not commenced planned principal operations, it is presumed not to be a business and the transaction constitutes an asset acquisition.
     However, since MAC continues to control the assets before and after the
     Plan, the Plan was accounted for according to its substance, a reverse merger effected through the acquisition of assets.

     Acquisition cost was deducted form the additional paid in capital to the extent of receivables transferred to Gamida in connection with the Plan.

     On January 28, 2008, the Company changed its name from Healthcare
     Technologies Ltd. to NexGen Biofuels Ltd.

     The Company's shares are quoted via the Over The Counter Bulletin Board
     (OTCBB) in the United States.

     As for the Company's list of subsidiaries, affiliates and other companies refer to Appendix I.

     b.   Development Stage Enterprise

     The Company has been in the development stage since its formation on August
     10, 2006. It has primarily been engaged in the development of ethanol plants while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its customer base and establishes itself in the marketplace. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which the Company may be unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

     c.   Going Concern

     The Company incurred a net loss of $2,125 for the period August 10, 2006
     (date of inception) through December 31, 2007. As of December 31, 2007 the company had $247 of negative working capital, $76 shareholders deficiency and $1 of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary Shares, or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital.
     The key factors that are not within the Company's control and that have the direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                     F - 9

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared according to
     United States generally accepted accounting principles ("U.S. GAAP"), applied on a consistent basis, as follows:

     A.   USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     B.   FINANCIAL STATEMENTS IN U.S. DOLLARS:

          The functional currency of the Company and its subsidiaries is the
          U.S. dollar ("dollar"), as the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. Part of the Company's operations is currently conducted in Israel and most of its expenses are currently paid in dollars. Financing and investing activities and equity transactions are effected in dollars.

          Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of
          Financial Accounting Standard No. 52, "Foreign Currency Translations".
          All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

     C.   BASIS OF PRESENTATION:

          The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the Company before the Plan have been replaced with the historical financial statements of NexGen Bio before the Plan.

          The consolidated financial statements include the accounts of the
          Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation. See Appendix A for a list of subsidiaries as of December 31, 2007 and 2006.

     D.   CASH AND CASH EQUIVALENTS:

          Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

     E.   INVESTMENTS IN LAND PURCHASE OPTIONS:

          Investment in land purchase options are agreements between the Company and property owners to acquire parcels of land for the purpose of constructing biofuel plants. The land purchase options are treated as non-current assets as the Company's intention is to exercise the options and develop the biofuel plants. The Company capitalizes the payments to obtain the option to acquire the parcels of land.
          Additionally, all costs directly identified with the respective land parcels are capitalized. At the time it becomes probable that the property will not be acquired, all capitalized costs associated with the land parcel are charged to operations.

                                     F - 10

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     F.   PROPERTY AND EQUIPMENT, NET:

          Property and equipment consist of computer equipment that is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three years.

          Depreciation expenses for 2007 and for the period August 10, 2006
          (date of inception) through December 31, 2006 amounted to $1 and $0, respectively.

     G.   INCOME TAXES:

          The Company accounts for income taxes in accordance with Statement of
          Financial Accounting Standards No. 109, "Accounting for Income Taxes"
          ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely-than-not that some portion or all of the deferred taxes will not be realized.

          In June 2006, the Financial Accounting Standards Board (FASB) issued
          Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income
          Taxes-An interpretation of FASB Statement No. 109.

          The Interpretation clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return.
          Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is
          more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The Company adopted the provisions of FIN 48 as of January
          1, 2007. The impact of adopting FIN 48 was insignificant to the
          Company's consolidated financial statements.

          Interest associated with uncertain income tax positions and penalties are classified as income tax expenses. The Company has not recorded any material interest or penalties during any of the years presented.

                                     F - 11

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     H.   BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE:

          Basic net earnings (loss) per share are computed based on the weighted average number of Ordinary shares outstanding during each year.
          Diluted net earnings (loss) per share are computed based on the weighted average number of Ordinary shares outstanding during each year, plus dilutive potential of Ordinary shares considered outstanding during the year, in accordance with Statement of Financial
          Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128").

     I.   CONCENTRATIONS OF CREDIT RISK:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables.

          As of December 31, 2007, the Company was not exposed to interest rate risk as it did not have any outstanding borrowings that were subject to fluctuating interest rates.

          The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     J.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          The carrying amounts of cash and cash equivalents, other accounts receivable, short-term bank credit, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

     K.   SEVERANCE PAY:

          The Company's liability for severance pay is calculated pursuant to
          Israel's Severance Pay Law based on the most recent salary of the employees, multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's consolidated balance sheet.

          The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

                                     F - 12

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     L.   IMPAIRMENT OF LONG LIVED ASSETS

          During the year 2007, and the period August 10, 2006 (date of inception) through December 31, 2006, no severance expenses were recorded.

          The Company accounts for long-lived asset impairments under SFAS No.
          144, "Accounting for the Impairment or disposal of Long-Lived Assets."
          SFAS No. 144 requires a three step approach for recognizing and measuring the impairment of the assets to be held and used.

          The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. The impairment loss is measured by comparing the fair value of the assets to their carrying amount.
          Fair value is estimated on based on undiscounted future cash flows.
          Assets held for sale are classified as discontinued operations, stated
          at the lower of the assets' carrying amounts or fair value less cost to sell, and are no longer depreciated. During the year 2007, and the period August 10, 2006 (date of inception) through December 31, 2006, no impairment charges were recorded.

     M.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

          In September 2006, the FASB issued Statement of Financial Accounting
          Standards No. 157, "Fair Value Measurements" (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after
          November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company's consolidated financial position and results of operations.
          Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

          In February 2007, the FASB issued Statement of Financial Accounting
          Standards No. 159, "The Fair Value Option for Financial Assets and
          Financial Liabilities" (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15,
          2007. The Company does not expect the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

                                     F - 13

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          In December 2007, the FASB issued Statement of Financial Accounting
          Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations.
          SFAS 141R will change the accounting for business combinations. Under
          SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for future business combinations once adopted and not on prior acquisitions.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
          Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160
          establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company's consolidated financial position and results of operations.

NOTE 3:- GAMIDA FOR LIFE B.V.

     According to the Purchase Agreement, Gamida is obligated to repay the
     Company for all of NexGen Biofuels Ltd. liabilities regarding the period ended December 31, 2007.

     Gamida has repaid the above liabilities in full, until March 31, 2008.

                                     F - 14

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 4:- INVESTEMENTS IN LAND PURCHASE OPTIONS

     Investments in land purchase options at December 31, 2007 consist of the following:

DESCRIPTION                                       DATE OF            DATE OF      PRICE PER    OPTIONS      OTHER
OF PROPERTY                   SUBSIDIARY          OPTION           EXPIRATION       ACRE        COST        COSTS     TOTAL
--------------------        --------------      -----------       -----------      ------      ------      ------     ------

15 Acres                    Council Bluffs
Mills County, IA            Biofuels, Inc.        8/01/06          8/17/09         $   22      $  7.5      $ 13.4     $ 20.9

2 Properties
Township of
Reedsburg                   Reedsburg            10/30/06         02/01/08(3)      $  2.5          20        19.2       39.2
Sauk County, WI             Biofuels, Inc        10/17/06         11/01/08(1)

160 Acres                   Indiana
Shelby County, IN           Biofuels, Inc         4/20/07          4/20/08         $   25          40        22.9       62.9

407 Acres                   Arkansas
Jefferson County, AR        Biofuels, LLC        10/09/07         07/09/08         $  9.1          20           -         20

72 Acres
Township of Erie            Port Clinton
Ottawa County, OH           Biofuels, Inc         1/12/07          1/12/08(2)                       1          22         23
                                                                                   ------      ------      ------     ------

                                                                                               $ 88.5      $ 77.5     $  166
                                                                                               ------      ------     ------

          (1)  The aggregate purchase price of one property is $500; the other property has a purchase price of $2.5 per acre.

          (2)  Price per acre ranges from $10 to $20. The purchase price for a separate sewer and water system will be approximately $300 and
               $500, respectively. On January 7, 2008 the Company paid $ 7.5 to extend this option to July 12, 2008.

          (3)  In January 2008, the Company extended this option to April 15,
               2008.

                                    F - 15

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 4:- INVESTEMENTS IN LAND PURCHASE OPTIONS (CONT.)

     Investments in land purchase options at December 31, 2006 consist of the following:

                                                                      PURCHASE
DESCRIPTION                              DATE OF       DATE OF        PRICE PER          OPTIONS           OTHER
OF PROPERTY            SUBSIDIARY        OPTION      EXPIRATION         ACRE               COST            COSTS           TOTAL
-----------------    --------------   -----------   -----------    --------------        --------       -----------     -----------

62 Acres             Council Bluffs
Mills County, IA     Biofuels, Inc.       8/01/06       8/17/09(5)    $        22        $    7.5       $      13.4     $      20.9

2 Properties
Montgomery           Red Oak             07/14/06       4/30/07(4)    $ 10 to $12              29              25.4            54.4
County, IA           Ethanol, Inc

2 Properties
Township of
Reedsburg            Reedsburg           10/30/06       2/01/08(6)    $       2.5              10              19.2            29.2
Sauk County, WI      Biofuels, Inc       11/14/06      02/01/08(1)

160 Acres            Indiana
Shelby County, IN    Biofuels, Inc        4/20/07       4/20/08                          $     25(2)           22.9            22.9

72 Acres
Township of Erie     Port Clinton
Ottawa County, OH    Biofuels, Inc        1/12/07       1/12/08                  (3)     $      1                22              23
                                                                                         --------       -----------     -----------

                                                                                         $   47.5       $     102.9     $     150.4
                                                                                         --------       -----------     -----------

          (1)  The aggregate purchase price of one property in $500; the other property has a purchase price of $2.5 per acre. In October 2007, the Company paid $10 to extend these options through November
               2008.

          (2)  Cost of this option is $40 and subsequently paid on May 3, 2007 in accordance with terms of the option agreement.

          (3)  Price per acre ranges from $10 to $20. The purchase price for a separate sewer and water system will be approximately $300 and
               $500, respectively.

          (4)  As the option expired unexercised on September 2007, the Company expensed the cost of it during the year 2007. The amount of $54.4 was included in the statement of operations as loss on disposal of land purchase option.

          (5)  The option expired on August 1, 2007. The Company relinquished the rights to 47 acres of land related to this option, and in return, the option was extended to August 17, 2009 for no
               additional consideration.

          (6)  In January 2008, The Company extended this option until April 15,
               2008

     If at the expiration date of the above options, the options are not extended or exercised, the total amounts invested in the options will be expensed in accordance with generally accepted accounting principles.

     The carrying amount of all land purchase options are evaluated periodically to determine if adjustment to their balance is warranted.

                                    F - 16

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 4:- INVESTEMENTS IN LAND PURCHASE OPTIONS (CONT.)

     Other cost is comprised of legal fees and commissions.

     In 2007, NexGen Bio deposited an amount of $75 for building construction on one of the lands, the amount was expensed later on the year.

NOTE 5:- SHORT-TERM BANK CREDIT

                               INTEREST RATE                  DECEMBER 31,
                               ------------      LINKAGE    ----------------
                               2007     2006      TERMS     2007      2006
                               ---      ---        ---      ---      -------

Short-term bank loans            7%       -        NIS      $39      $     -
                                                            ===      =======

     The short term credit was repaid to the bank as of the end of March 2008.
     Under the terms of the Purchase Agreement, Gamida repaid the Company the full amount.

NOTE 6:- LOAN FROM GAMIDOR DIAGNOSTICS LTD

     As part of the Purchase Agreement, the Company continues to carry an existing loan from Gamidor Diagnostics Ltd, amounting to $230. The loan shall only be repayable in proceeds received by the Company from the
     December 31, 2007 Plan, (the "Closing Date") in connection with the exercise of options to purchase ordinary shares of the Company, outstanding as of the Closing Date. In the event the loan will not be fully repaid on or before 180 days following the Closing Date, then such loan shall be forgiven and cancelled and the Company shall not be obligated to make any further payment in connection with the loan.

     As of March 31 2008, all the options were exercised and the loan was repaid in full.

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          In 2007 the Company entered into a three-year lease for 1,250 square feet of office space in Wesley Chapel, Florida. This lease expired on
          January 31, 2010.

          At December 31, 2006, the Company entered into a lease agreement for office space in New York, New York. The lease expired on June 30,
          2007.

          Rent expense for the year ended December 31, 2007 and the period
          August 10, 2006 (date of inception) through December 31, 2006, was $32 and $4, respectively.

                                     F - 17

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

          The following is a schedule by year of future minimum rental payments required under the aforementioned leases as of December 31, 2007:

                    2008                $        31
                    2009                         32
                    2010                          3
                                        -----------
                                        $        66
                                        ===========

NOTE 8:- SHAREHOLDERS' DEFICIENCY

     a.   Ordinary shares confer upon their holders voting rights and the right to receive dividends, if declared.

     b.   On December 31, 2007, all of NexGen Bio's outstanding shares were replaced with a total of 38,280,000 Ordinary Shares of the Company, in accordance with the Assets Purchase Agreement. In addition, according to the Assets Purchase Agreement, the Company repurchased 4,700,000 of its Ordinary Shares from Gamida, the Company's former controlling shareholder. Such repurchases of Ordinary shares are accounted for as
          Treasury shares, and result in a reduction of shareholders' equity.
          All share information included in this report has been retroactively adjusted to reflect the reverse merger.

          According to the Assets Purchase Agreement, the Company granted to
          Israel Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 352, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release period of the Restricted Shares.

     c.   Before December 31, 2007 NexGen Bio had 400,000,000 shares of common stock authorized with a par value of $0.0001.

          During 2007, NexGen Bio issued a total of 7,143,515 shares to its founders, employees, directors and consultants.

          NexGen Bio had no common shares issued or outstanding as of December
          31, 2006. At the date of inception and through December 31, 2006, the
          NexGen Bio Board of Directors authorized and committed to issue
          6,641,767 shares to Mac and 95,875 and 23,969 shares to two executives of NexGen Bio, respectively, pursuant to their employment agreements.
          Those shares were issued in January 2007 and vested at the commitment date. NexGen Bio recorded in 2006 the 6,641,767 and 95,875 shares at par value, and recorded a stock payable of $4 (included as a component of equity) and a corresponding entry for the same amount to compensation expense. These stock commitments were recorded at par value as the Board of Directors determined that NexGen Bio had minimal value at the respective commitment dates, which approximated the date of inception. In connection with the 23,969 share commitment, NexGen
          Bio recorded a stock payable of $15 and a corresponding entry to compensation expense.

                                    F - 18

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 8:- SHAREHOLDERS' DEFICIENCY (CONT.)

          From January and until December 2007, NexGen Bio issued an additional
          381,904 shares of common stock to employees and consultants.

          NexGen Bio had 25,000,000 shares of preferred stock authorized with a par value of $0.0001. There were no preferred shares issued or outstanding for all periods.

     d.   In July 2000, the shareholders of the Company approved the Company's
          2000 Incentive Share Option Plan (the "ISO Plan") adopted by the
          Company's board of directors in February 2000, pursuant to which share options in the Company may be granted to employees, directors and consultants of the Company or any subsidiary. An aggregate of 500,000
          Ordinary Shares of the Company were reserved for issuance under the
          ISO Plan, subject to certain adjustment. The ISO Plan was administered by the board of directors either directly or upon the recommendation of the Share Option Committee. The Company's board of directors appointed the members of the Company's audit committee to also serve as the Company's Share Option Committee.

          On August 28, 2003 the Company amended the ISO Plan, as detailed below, pursuant to amendments to the Israel Income Tax Ordinance regarding options that had come into effect. Under the amended plan, a total of 377,500 ordinary shares of the Company are reserved and authorized for the purpose of the option plan, subject to certain adjustments. The plan is administered by the Board of Directors,
          (either directly or upon the recommendation of the Share Option
          Committee), which has broad discretion, subject to certain limitations, to determine the persons entitled to receive options, the terms and conditions on which options are granted and the number of shares subject to each grant. Options under the plan are issued to
          Israeli employees, directors, office holders, consultants, advisers and service providers of the Company and its subsidiaries.

          On August 27, 2007 the Company amended the ISO Plan to include the ability to grant ordinary shares and share units of the Company, in addition to options to purchase shares of the Company; and increase the number of the ordinary shares of the Company available for issuance to 2,000,000 (two million) ordinary shares.

          As of December 31, 2007 options to purchase 1,613,334 ordinary shares remained available for issuance under the plan.

                                    F - 19

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9:- TAXES ON INCOME

     a.   Measurement of results for tax purposes under the Income Tax Law
          (Inflationary Adjustments), 1985:

          Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in Israel's Consumer Price
          Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the CPI and in the NIS/dollar exchange rate causes a difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No.
          109, the Company has not provided deferred income taxes in respect of the difference between the reporting currency and the tax bases of assets and liabilities.

     b.   Tax rates applicable:

          Taxable income of Israeli companies is subject to tax at the rate of
          29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

     c.   Carryforward tax losses:

          As of December 31, 2007, the Company's losses for Israeli tax purposes totaled approximately $ 10,000. The U.S. subsidiaries had immaterial
          U.S. Federal and State net operating loss carryforward.

          Under Israeli law, these losses may be carried forward and offset against taxable income in the future for an indefinite period. Under the inflationary adjustments law, carryforward tax losses and deductions for inflation are linked to the CPI.

     d.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                          2007      2006
                                                                        -------    -------

   Net deferred tax asset and liabilities are comprised of the following:

        Accrued salary and interest expense                             $     -    $    55
        Capitalized start-up and acquisition costs                          177        130
        Carryforward losses                                               2,900          -
        Valuation allowance                                              (3,077)      (185)
                                                                        -------    -------
                                                                              -          -
                                                                        -------    -------

Net deferred tax assets                                                 $     -    $     -
                                                                        =======    =======

                                    F - 20

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9:- TAXES ON INCOME (CONT.)

          The Company provided valuation allowances in respect of deferred tax assets resulting from losses carryforward and other temporary differences, since it has a history of losses and thus, management currently believes that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

     e.   The main reconciling items between the statutory tax rate of the
          Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward among the subsidiaries due to the uncertainty of the realization of such tax benefits.

     f.   The Company adopted the provisions of FIN 48 as of January 1, 2007.
          The impact of adopting FIN 48 was insignificant on the Company's consolidated financial statements.

NOTE 10:- RELATED PARTIES

          The Purchase Agreement provides that in the event, following the
          Closing, the Company is obligated to pay an amount on account of liabilities created following the Closing, MAC shall provide the
          Company with sufficient funds, either directly or pursuant to a service agreement to be entered into, to ensure that the Company will be able to pay such liabilities when due.

NOTE 11:- SUBSEQUENT EVENTS

          On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225,000 to an accredited investor in a private placement transaction.

                                    F - 21

                                       NEXGEN BIOFUELS LTD. AND ITS SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

          APPENDIX I

          The following is a list of NexGen Biofuels Ltd's subsidiaries affiliates and other companies:

                                                               PERCENTAGE OF HOLDING
                                                                   AND OWNERSHIP
                                                                   -------------
                                                                    DECEMBER 31,
                                                                   -------------
          COMPANY                                                  2007      2006
                                                                   ---       ---

          NexGen 2007, Inc                                         100%        -
          Council Bluffs Biofuels, Inc (1)                         100%      100%
          Reedsburg Biofuels, Inc (1)                              100%      100%
          Indiana Biofuels, Inc (1)                                100%      100%
          Arkansas Biofuels, Inc (1)                               100%      100%
          Port Clinton Biofuels, Inc (1)                           100%      100%

          (1) Wholly-owned subsidiaries of NexGen 2007, Inc.

                                    F - 22

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                 NEXGEN BIOFUELS LTD.

                                                 By: /s/ J. Ram Ajjarapu
                                                 -----------------------
                                                 J. Ram Ajjarapu
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

SIGNATURE                               TITLE                                   DATE
---------                               -----                                   ----

/s/ J. Ram Ajjarapu       Chief Executive Officer and Director              April 15, 2008
-----------------------   (Principal Executive Officer)
J. Ram Ajjarapu

/s/ Eran Rotem            Chief Financial Officer                           April 15, 2008
-----------------------   (Principal Financial and Accounting Officer)
Eran Rotem

/s/ Bruce Wilkinson       Director                                          April 15, 2008
-----------------------
Bruce Wilkinson

/s/ Roderick P.. Morrow   Director                                          April 15, 2008
-----------------------
Roderick P.. Morrow

/s/ Kenneth Hoyt          Director                                          April 15, 2008
-----------------------
Kenneth Hoyt

/s/ Israel Amir           Director                                          April 15, 2008
-----------------------
Israel Amir

/s/ Varda Rotter          Director                                          April 15, 2008
-----------------------
Varda Rotter

/s/ Elan Penn             Director                                          April 15, 2008
-----------------------
Elan Penn

                                       64