Form 10-Q
period 2008-03-31
NEXGEN BIOFUELS LTD
filed 2008-05-13
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-Q
                                   ----------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from____________ to____________

                       Commission File Number: 000-17788

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

                               Yes [_]     No [X]

Indicate the number of shares outstanding of each class of Ordinary Shares, as of the latest practicable date

                 CLASS                        OUTSTANDING AS OF MAY 9, 2008
----------------------------------------  --------------------------------------
  Ordinary Shares, NIS 0.04 Par Value               42,720,998 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

          PART I

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2008 (Unaudited) and
          December 31, 2007                                                    3

          Consolidated Statements of Operations (Unaudited) - Three-month periods ended March 31, 2008(unaudited) and 2007 (unaudited), and for the year ended December 31 2007, and from August 10,
          2006 (inception) to March 31, 2008 (unaudited)                       5

          Consolidated Statements of Cash Flows (Unaudited) -
          Three-months ended March 31, 2008 and 2007 and from August
          10, 2006 (inception) to March 31, 2008 (unaudited)                   6

          Notes to Unaudited Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

Item 3.   Controls and Procedures                                             14

          PART II

Item 1.   Legal Proceedings                                                   15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.   Default Upon Senior Securities                                      15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                     MARCH 31    DECEMBER 31
                                                      ------       ------
                                                       2008         2007
                                                      ------       ------
                                                     UNAUDITED
                                                      ------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $    7       $    1
Gamida For Life B.V.                                      11          397
Other accounts receivable and prepaid expenses            33            5
                                                      ------       ------

TOTAL current assets                                      51          403
                                                      ------       ------

LONG-TERM INVESTMENTS:
  Investments in land purchase options                   166          166
                                                      ------       ------

PROPERTY AND EQUIPMENT, NET                                5            5
                                                      ------       ------

TOTAL assets                                          $  222       $  574
                                                      ======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                              MARCH 31       DECEMBER 31
                                                                                                2008             2007
                                                                                              --------         --------
                                                                                             UNAUDITED
                                                                                              --------

    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term bank credit                                                                      $     16         $     39
  Loan from Gamidor Diagnostics                                                                      -              230
  Trade payables                                                                                   166              319
  Employees and payroll accruals                                                                   105               62
                                                                                              --------         --------

TOTAL current liabilities                                                                          287              650
                                                                                              --------         --------

LONG-TERM LIABILITIES:
  Line of Credit from related parties                                                               82                -
                                                                                              --------         --------

SHAREHOLDERS' DEFICIENCY
  Share capital -
   Ordinary shares of NIS 0.04 par value - Authorized: 190,000,000 shares as of March
     31, 2008 and December 31, 2007; Issued and Outstanding: 42,720,998 and
     41,759,498 shares as of March 31, 2008 and December 31, 2007, respectively                    445              434
  Additional paid-in capital                                                                     2,534            1,615
  Deficit accumulated during the development stage                                              (3,126)          (2,125)
                                                                                              --------         --------

TOTAL shareholders' deficiency                                                                    (147)             (76)
                                                                                              --------         --------

TOTAL liabilities and shareholders' deficiency                                                $    222         $    574
                                                                                              ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

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
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                                        AUGUST 10, 2006
                                                            THREE MONTHS                                   (DATE OF
                                                            ENDED MARCH               YEAR ENDED         INCEPTION) TO
                                                  -------------------------------    DECEMBER 31,          MARCH 31,
                                                     2008                2007            2007                2008
                                                  -----------         -----------    -----------         -----------
                                                            UNAUDITED                                     UNAUDITED
                                                  -------------------------------                        -----------

EXPENSES:
  Legal and professional                          $       223         $       186    $       300         $       728
  Salaries expense                                        156                 149            447                 784
  Travel expense                                           71                  48            208                 344
Loss from expiration of land purchase
  option                                                    -                   -            129                 129
Compensation on shares and share options
  issuance                                                475                   -              -                 475
Other expenses                                             73                  90            482                 593
                                                  -----------         -----------    -----------         -----------

Net loss from operations                                  998                 473          1,566               3,053

Interest expense                                            3                   -             63                  73
                                                  -----------         -----------    -----------         -----------

Net loss                                          $     1,001         $        73    $     1,629         $     3,126
                                                  ===========         ===========    ===========         ===========

 Basic and diluted loss per share                        0.02                0.01           0.04                0.07
                                                  ===========         ===========    ===========         ===========

Weighted average number of shares used in
  computing basic loss per share
  attributed to Ordinary shareholders              42,720,998          41,759,498     41,759,498          41,911,314
                                                  ===========         ===========    ===========         ===========

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
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                AUGUST 10, 2006
                                                           THREE MONTHS                            (DATE OF
                                                           ENDED MARCH             YEAR ENDED    INCEPTION) TO
                                                     -------------------------    DECEMBER 31,     MARCH 31,
                                                        2008            2007          2007           2008
                                                     ----------     ----------     ----------     ----------
                                                             UNAUDITED                             UNAUDITED
                                                     -------------------------                    ----------

OPERATING ACTIVITIES
 Net loss                                            $   (1,001)    $     (473)    $   (1,629)    $   (3,126)
 Adjustments to reconcile net loss to net cash
   used
in operating activities:
 Depreciation expense                                         -              -              1              1
 Compensation related to share and option
   issuance to employees                                    475              -            (63)           431
 Expiration of land purchase option                           -              -             54             54
Issuance of shares                                            -             13            187            187
 Decrease in other receivable                               (28)             -              -            (28)
 Increase (decrease) in trade payable                      (153)            21            255            270
 Increase in Employees and payroll
   accruals                                                  43             54            350            551
                                                     ----------     ----------     ----------     ----------

Net cash used in operating activities                      (664)          (385)          (845)        (1,660)
                                                     ----------     ----------     ----------     ----------

INVESTING ACTIVITIES
Purchase of computer equipment                                -              -             (1)            (4)
Cash used in connection with acquisition                      -              -           (280)          (280)
Repayment of Gamida For Life B.V. debt                      386              -              -            386
Repayment of loan to Gamidor Diagnostics                   (230)             -              -           (230)
Investments in land purchase options                          -              -            (70)          (173)
                                                     ----------     ----------     ----------     ----------

Net cash provided by (used in) investing
   activities                                               156              -           (351)          (301)
                                                     ----------     ----------     ----------     ----------

FINANCING ACTIVITIES
  Net proceeds from line of credit from
   related party                                             82            353          1,216          1,603
Repayment of short term bank credit                         (23)             -              -            (23)
Purchase of treasury shares                                   -              -            (68)           (68)
  Proceeds from issuance of shares                          455              -              -            456
                                                     ----------     ----------     ----------     ----------

  Net cash provided by financing activities                 514            353          1,148          1,968
                                                     ----------     ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH                               6            (32)           (48)             7
CASH AT BEGINNING OF PERIOD                                   1             49             49              0
                                                     ----------     ----------     ----------     ----------

CASH AT END OF PERIOD                                $        7     $       17     $        1     $        7
                                                     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION

     a.   NexGen Biofuels Ltd. (formally: Healthcare Technologies Ltd.) and its subsidiaries (the "Company" or "NexGen"), is a development stage company that is currently seeking to develop and/or acquire blending terminal facilities and, ethanol and bio-diesel plants in the United
          States.

          NexGen Biofuels Ltd. was established as an Israeli corporation. Prior to the closing of the Purchase Agreement on December 31, 2007, the
          Company's business was in the field of diagnostic and biotech. In accordance with the Purchase Agreement, dated as of January 16, 2007, as amended (the "Purchase Agreement"), and consummated on December 31,
          2007, by and among, the Company, NexGen Biofuels, Inc., ("NexGen
          Bio"), MAC Bioventures Inc., ("MAC"), the parent company of NexGen
          Bio, and Gamida for Life B.V., ("Gamida"), the parent company of
          NexGen, the Company completed a Plan of Arrangement (the "Plan") as following:

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

          3.   The Company issued to MAC and MAC's designees an aggregate of
               38,280,000 ordinary shares, representing the $58 million
               appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of NexGen share) less 1%; In addition, the Company issued 386,666 ordinary shares to one of its directors.

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

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     b.   Development Stage Enterprise

          The Company has been in the development stage since its formation on
          August 10, 2006. It has primarily been engaged in the development of blending terminals and ethanol plants while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops projects, its customer base and establishes itself in the marketplace. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which the Company may be unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

     c.   Going Concern

          The Company incurred a net loss of $3,126 thousands for the period
          August 10, 2006 (date of inception) through March 31, 2008. As of
          March 31, 2008 the company had $236 thousands of negative working capital, $147 thousands shareholders deficiency and $7 thousands of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary
          Shares, or debt financing in order to operate and grow the business.
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

     d.   Basis of Presentation-Interim Financial Statements

          The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
          Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Except as disclosed in Note 1e below, the accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1e to the consolidated financial statements in the Company's Annual Report on
          Form 10-K for the year ended December 31, 2007.

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     e.   Impact of recently issued accounting standards:

          In September 2006, the FASB issued SFAS No. 157 "Fair Value
          Measurements" ("SFAS No. 157"), which establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies to other accounting
          pronouncements that require or permit fair value measurements. In
          February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and
          No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred SFAS No. 157's effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning on January 1, 2008 on a prospective basis with respect to fair value measurements of (a)
          nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the
          Company's consolidated results of operations or financial condition.
          The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the
          Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning on
          January 1, 2009. The Company does not expect them to have a material impact on the Company's consolidated results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS
          No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1,
          2008 for the Company). On the effective date, an entity could elect the fair value option for eligible items that existed on that date.
          The entity was required to report the effect of the first
          remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of January 1,
          2008.

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          In December 2007, the FASB issued SFAS No. 141 (revised 2007)
          "Business Combinations" ("SFAS No. 141(R)"). Under SFAS No. 141(R), an
          entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impact income tax expenses. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No.
          141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

          In March 2008, the FASB issued SFAS No. 161 "Disclosures about
          Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which will require increased disclosures about an entity's strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial condition.

          In December 2007, the U.S. Securities and Exchange Commission ("SEC")
          issued Staff Accounting Bulletin 110 ("SAB 110") to amend the SEC's views discussed in Staff Accounting Bulletin 107 ("SAB 107") regarding the use of simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company expects to continue using the simplified method. As a result the Company does not expect the adoption of SAB
          110 will have a significant impact on its consolidated Financial
          Statements.

                                           NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                                        (FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SHARE CAPITAL

     a.   On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225,000 to an accredited investor in a private placement transaction. In addition, the Company issued 15,000 shares as a 10% commission to the broker responsible for that transaction.

     b.   During the first three months of 2008, ending March 31, NexGen issued
          455,000 shares of common stock to employees. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 414 thousands, reflecting the quoted market price of the
          Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense.

          In addition, the Company granted on January 9, 2008, one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration; (ii) an exercise price of $1.50 per share, and (iii)
          vesting and exercise rights in five annually equal installments of
          130,000 shares each. The Company has accounted for this award in accordance with FAS123(R). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. The total grant date fair value was $ 333.

     c.   According to the Purchase Agreement, the Company granted to Israel
          Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 352, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release two years period of the restricted shares.

NOTE 3:- INVESTEMENTS IN LAND PURCHASE OPTIONS

     On January 7 2008, the Company paid $7.5 to extend the option to purchase land in Ottawa county, Ohio until July 12, 2008.

     In January 2008, the Company extended its option to purchase land in
     Reedsburg Wisconsin to April 15 2008. This option was extended again during
     April 2008 until July 15, 2008.

     In addition, In April 2008, the Company extended the option to purchase land in Shelby County, Indiana, to January 20, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS
OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Report") of NexGen Biofuels Ltd., an
Israeli corporation (formerly known as Healthcare Technologies Ltd.) (the
"Company," "NexGen," "we," "us" and "our"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such "believe," "plan,"
"intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should,"
etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission ("SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, including the in the field of ethanol and bio-diesel fuel production under "Risk
Factors" in Item 1A of our Annual Report on Form 10K for the fiscal year ended
December 31, 2007. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

OVERVIEW

NexGen is currently in the process of raising capital to develop, construct, and/or acquire, own, and operate blending terminal facilities in the United
States.

NexGen is pursuing a vertically integrated strategy involving the blending of ethanol and biodiesel through developing/acquiring of blending terminal and production facilities. The Company plans to build the blending terminal following the receipt of phase-I financing.

In order to be responsive to changing market conditions in the ethanol and bio-diesel industries, and in the capital markets, we intend to postpone our plans to construct or and/or acquire ethanol and bio-diesel plants in favor of developing a blending terminal first. The non binding letters of intent
("LOI's") that we have entered into to acquire the majority interest in two separate ethanol production facilities will expire during May 2008 and we will renegotiate for new agreements or, for the acquisitions or constructions of other plants as soon as we find that market conditions are favorable to such developments.

In NexGen's view, controlling assets at both ends of the ethanol and biodiesel value chains offer a highly effective means for buffering the operating and financial impacts caused by ethanol and biodiesel price volatility resulting from feedstock and production output supply/demand imbalances.

GENERAL

In accordance with that the Purchase Agreement, on December 31, 2007, the
Company completed the Plan pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida For Life B.V. and acquired NexGen
Bio's principal assets in the field of ethanol and bio-diesel fuel production.

The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the Company before the Plan will be replaced with the historical financial statements of NexGen Bio before the Plan in all future filings that the Company makes with the SEC, including this Report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS)

NexGen is a development stage company which has operational cost related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The Legal and professional cost amounted to $223 for the three months period ended March 31, 2008 compared to $186 for the three months ended March 31, 2007 an increase of 20%. The increase is due to legal and regulatory expenses relating to the fact that it is a public company. The Company started to bear these costs since January 1 2008, in comparison to $0 public related costs during the comparable period.

The salaries for the three months period ended March 31, 2008 amounted to $156 compared to $149 for the three months ended March 31.

The travel expenses for the three months period ended March 31, 2008 amounted to
$71 compared to $48 for the three months ended March 31, 2007. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement during the first quarter of fiscal 2007 and, our efforts to raise funds during 2008.

During the first three months period ended March 31, 2008, we had $ 475 compensation expenses related to the issuance of shares and option shares to employees and a director, in compare to $0 compensation expenses for the comparable period.

Total loss from operation for the three months period ended March 31, 2008 amounted to $998 compared to $473 for the three months ended March 31, 2007. The increase is explained mainly with compensation expenses on issuance of shares and option shares, as described above.

Net loss for three months period ended March 31, 2008 amounted to $1,001 and
$473 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $ 236 March 31, 2008, compared to a deficit of $424 at March 31, 2007. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $664 for the three months period ended March 31, 2008 compared to $ 385 net cash used in operating activities for the three months ended March 31, 2007.

Cash provided by investing activities amounted to $ 156 for the three months period ended March 31, 2008 compared to $0 in the three months ended March 31,
2007.

Cash was provided from financing activities in the amount of $514 for the three months period ended March 31, 2008 compared to $ 353 for the three months ended
March 31, 2007. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of
NexGen's business and, during the first quarter of fiscal 2008 we raised approximately $225 through cash generated by the sale of stock via a private offering.

We have an unsecured line of credit in the amount of $500 available through a controlling shareholder. We believe these funds will be sufficient to fund our current operations until we obtain the third-party financing to fund the first phase of our business plan. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2008, the Company was not subject to any off balance agreements, other then the office lease agreement disclosed under Item 2 "Description of
Property" in our Form 10K.

ITEM 3. CONTROLS AND PROCEDURES

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

     (b)  Change in Internal Control over Financial Reporting. No change in the
          Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

     (c)  Management believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

N/A

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225,000 to an accredited investor in a private placement transaction under Section 4(2) of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5 OTHER INFORMATION

On January 28, 2008, the Company changed its name from Healthcare Technologies
Ltd. to NexGen Biofuels Ltd.

As of March 2008, our ordinary shares are quoted in the OTC Bulletin Board
("OTC-BB") under the symbol "NXGNF". Prior to February 28, 2008, our ordinary shares were quoted on the NASDAQ Capital Market under the symbol HCTL (through
February 21, 2008) and thereafter under the symbol NXGN.

ITEM 6 EXHIBITS

Exhibit Number, Name and/or Identification of Exhibit

                                INDEX TO EXHIBITS

EXHIBIT             INCORP BY
NUMBER              REF. TO EXH.        DESCRIPTION
-----------------   -----------------   ----------------------------------------

(D)  EXHIBITS

EXHIBIT NO.    INCORP. BY REFERENCE     DESCRIPTION
-----------    --------------------     -----------

3.1                    1.1(1)           Memorandum of Association of the Registrant, as amended

3.2                    1.2(2)           Articles of Association, restated to include all amendments in effect as of December 31, 2006

3.3                    1.3(3)           Amendment to Articles of Association

10.1                   4.34(2)          Purchase Agreement between Healthcare Technologies Ltd., Gamida For
                                        Life B.V., MAC Bioventures Inc. and NexGen Biofuels Inc.

10.2                   4.35(3)          Amendment No. 1 to Purchase Agreement.

14                      11(2)           Code of Ethics

21                       (4)            List of Subsidiaries

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

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    NEXGEN BIOFUELS LTD.

Dated: May 13, 2008
                                    By: /s/ J. Ram Ajjarapu
                                    -----------------------
                                    J. Ram Ajjarapu
                                    Chief Executive Officer

                                    By: /s/ Eran Rotem
                                    -----------------------
                                    Eran Rotem
                                    Chief Financial Officer
                                    (principal accounting and financial officer)

