Form 10-Q
period 2008-06-30
NEXGEN BIOFUELS LTD
filed 2008-08-14
CIK 835688

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended June 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-17788

                              NEXGEN BIOFUELS LTD.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTERS)

                  ISRAEL                                      N/A
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      2533 WINDGUARD CIRCLE, SUITE 102                       33544
           WESLEY CHAPEL, FLORIDA                          (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

                               Yes [_]     No [X]

Indicate the number of shares outstanding of each class of Ordinary Shares, as of the latest practicable date

                  CLASS                      OUTSTANDING AS OF AUGUST 4, 2008
---------------------------------------   -------------------------------------
  Ordinary Shares, NIS 0.04 Par Value                42,730,998 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

         PART I

Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 2008 (Unaudited) and December 31, 2007                         3-4
         Consolidated Statements of Operations (Unaudited) - Six months and Three-month periods ended
         June 30, 2008(unaudited) and 2007 (unaudited), and for the year ended December 31 2007, and from
         August 10, 2006 (inception) to June 30, 2008 (unaudited)                                               5
         Consolidated Statements of Cash Flows (Unaudited) - Six-months and Three-month periods ended
         June 30, 2008 and 2007 and from August 10, 2006 (inception) to June 30, 2008 (unaudited)               6
         Notes to Unaudited Consolidated Financial Statements                                                  7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                12-13

Item 3.  Controls and Procedures                                                                                14

         PART II

Item 1.  Legal Proceedings                                                                                      15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                            15

Item 3.  Default Upon Senior Securities                                                                         15

Item 4.  Submission of Matters to a Vote of Security Holders                                                    15

Item 5.  Other Information                                                                                      15

Item 6.  Exhibits                                                                                               15

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                     JUNE 30  DECEMBER 31
                                                     -------   -------
                                                      2008      2007
                                                     -------   -------
                                                    UNAUDITED  AUDITED
                                                     -------   -------
 ASSETS

 CURRENT ASSETS:

 Cash and cash equivalents                                 2         1
 Gamida For Life B.V.                                    -.-       397
Other accounts receivable and prepaid expenses            24         5
                                                     -------   -------

 Total current assets                                     26       403
                                                     -------   -------

 LONG-TERM INVESTMENTS:
   Investments in land purchase options                  146       166
                                                     -------   -------

 PROPERTY AND EQUIPMENT, NET                               5         5
                                                     -------   -------

 Total assets                                            177       574
                                                     =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                            JUNE 30       DECEMBER 31
                                                                                              2008            2007
                                                                                             ------          ------
                                                                                            UNAUDITED       AUDITED
                                                                                             ------          ------
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term bank credit                                                                          4              39
  Loan from Gamidor Diagnostics                                                                 -.-             230
  Trade payables                                                                                173             319
  Employees and payroll accruals                                                                  5              62
                                                                                             ------          ------

Total current liabilities                                                                       182             650
                                                                                             ------          ------

LONG-TERM LIABILITIES:
  Line of Credit from related parties                                                           497             -.-
                                                                                             ------          ------

SHAREHOLDERS' DEFICIENCY
  Share capital -
   Ordinary shares of NIS 0.04 par value - Authorized: 190,000,000 shares as of June
     30, 2008 and December 31, 2007; Issued and Outstanding: 42,730,998 and
     41,759,498 shares as of June 30, 2008 and December 31, 2007, respectively                  445             434
  Additional paid-in capital                                                                  2,577           1,615
  Deficit accumulated during the development stage                                           (3,524)         (2,125)
                                                                                             ------          ------

Total shareholders' deficiency                                                                 (502)            (76)
                                                                                             ------          ------

Total liabilities and shareholders' deficiency                                                  177             574
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

                                              FOR THE THREE               FOR THE SIX          FOR THE YEAR     AUGUST 10, 2006
                                               MONTHS ENDED               MONTHS ENDED             ENDED     (DATE OF INCEPTION)
                                          JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,     DECEMBER 31,     TO JUNE 30,
                                            2008          2007          2008          2007           2007            2008
                                         -----------   -----------   -----------   -----------   -----------     -----------
                                         (UNAUDITED)   (UNAUDITED)    (UNAUDITED)  (UNAUDITED)   (AUDITED)

EXPENSES:
    Legal and professional                       138           168           361           354           547           1,113
    Salaries expense                             115           225           271           374           447             899
    Travel expense                                24            69            95           117           208             368
    Loss from expiration of land
     purchase option                              20           -.-            20           -.-           129             149
    Compensation on shares issuance               59           -.-           534           -.-           -.-             534
    Other expenses                                38            27           111           117           235             384
                                         -----------   -----------   -----------   -----------   -----------     -----------

  Net loss from operations                       394           489         1,392           962         1,566           3,447

  Interest expense                                 4            68             7            68            63              77
                                         -----------   -----------   -----------   -----------   -----------     -----------

  NET LOSS                               $       398   $       557   $     1,399   $     1,030         1,629     $     3,524
                                         ===========   ===========   ===========   ===========   ===========     ===========

  Basic  and  diluted  net  loss per
  share                                         0.01          0.01          0.03          0.02          0.04            0.08
                                         ===========   ===========   ===========   ===========   ===========     ===========
 Weighted average number of shares
 used in computing basic and diluted
 loss per share attributed to Ordinary
 shareholders                             42,730,998    41,759,498    42,730,998    41,759,498    41,759,498      42,021,725
                                         ===========   ===========   ===========   ===========   ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                           AUGUST 10, 2006
                                                                                              (DATE OF
                                                         FOR THE SIX          YEAR ENDED    INCEPTION) TO
                                                         MONTHS ENDED         DECEMBER 31,     JUNE 30,
                                                     --------------------        ------        ------
                                                     JUNE 30,     JUNE 30,
                                                      2008          2007          2007          2008
                                                     ------        ------        ------        ------
                                                          UNAUDITED             AUDITED      UNAUDITED
                                                     --------------------        ------        ------
OPERATING ACTIVITIES
 Net loss                                            (1,399)       (1,030)       (1,629)       (3,524)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation expense                                     -             1             1             1
 Compensation related to share and option
   issuance to employees                                533             -           (63)          489
 Expiration of land purchase option                      20             -            54            74
Issuance of shares                                        -            10           187           187
 Increase in other receivable                           (19)           (5)            -           (19)
 Increase (decrease) in trade payable                  (146)          (47)          255           277
 Increase (decrease)  in employees and payroll
   accruals                                             (36)            -           350           472
                                                     ------        ------        ------        ------

Net cash used in operating activities                (1,047)       (1,071)         (845)       (2,043)
                                                     ------        ------        ------        ------

INVESTING ACTIVITIES
Purchase of computer equipment                            -             -            (1)           (4)
Cash used in connection with acquisition                  -             -          (280)         (280)
Repayment of Gamida For Life B.V. debt                  397             -             -           397
Repayment of loan to Gamidor Diagnostics               (230)            -             -          (230)
Investments in land purchase options                      -           (40)          (70)         (173)
                                                     ------        ------        ------        ------

Net cash provided by (used in) investing
   activities                                           167           (40)         (351)         (290)
                                                     ------        ------        ------        ------

FINANCING ACTIVITIES
  Net proceeds from line of credit from
   related party                                        476         1,097         1,216         1,997
Repayment of short term bank credit                     (35)            -             -           (35)
Purchase of treasury shares                               -             -           (68)          (68)
  Proceeds from issuance of shares                      440             -             -           441
                                                     ------        ------        ------        ------

  Net cash provided by financing activities             881         1,097         1,148         2,335
                                                     ------        ------        ------        ------

NET INCREASE (DECREASE) IN CASH                           1           (14)          (48)            2
CASH AT BEGINNING OF PERIOD                               1            49            49             0
                                                     ------        ------        ------        ------

CASH AT END OF PERIOD                                     2            35             1             2
                                                     ======        ======        ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(FORMERLY: HEALTHCARE TECHNOLOGIES LTD.)
(a development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION

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

          2. NexGen Bio transferred its principal assets (the "NexGen Assets") in the ethanol and biodiesel fuel industry consisting of options to purchase five Greenfield sites in the United States and permitting for 100 million gallons of annual ethanol or bio-diesel production capacity per site to NexGen 2007, Inc ("NewCo"), a wholly-owned subsidiary of the Company;

          3. The Company issued to MAC and MAC's designees an aggregate of 38,280,000 ordinary shares, representing the $58 million appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of NexGen share) less 1%; In addition, the Company issued 386,666 ordinary shares to one of its directors.

          The Plan was subject to shareholders approval which was granted on December 4, 2007.

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

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     b.   Development Stage Enterprise

          The Company has been in the development stage since its formation on August 10, 2006. It has primarily been engaged in the development of blending terminals and ethanol/biodiesel plants while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops projects, its customer base and establishes itself in the marketplace. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which the Company may be unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

     c.   Going Concern

          The Company incurred a net loss of $3,524 thousands for the period August 10, 2006 (date of inception) through June 30, 2008. As of June 30, 2008 the company had $156 thousands of negative working capital, $502 thousands shareholders deficiency and $2 thousands of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary Shares, or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

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

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

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

NOTE 2: - SHARE CAPITAL

     a. On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225 thousands to an accredited investor in a private placement transaction. In addition, the Company issued 15,000 shares as a 10% commission to the broker responsible for that transaction.

     b. During the first six months of 2008, NexGen issued 465,000 shares of common stock to employees. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 418 thousands, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense.

          In addition, the Company granted on January 9, 2008, one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration; (ii) an exercise price of $1.50 per share, and (iii) vesting and exercise rights in five annually equal installments of 130,000 shares each. The Company has accounted for this award in accordance with FAS123(R). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. In June 2008, effective as of June 1 2008, the employment agreement with the executive was terminated by mutual agreement. The total grant fair value recorded was $ 28 thousands.

     c. According to the Purchase Agreement, the Company granted to Israel Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 352 thousands, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release two years period of the restricted shares.

NOTE 3: - INVESTEMENTS IN LAND PURCHASE OPTIONS

     Due to the depressed state of the ethanol/biodiesel industry, coupled with lack of Greenfield project financing for ethanol/biodiesel projects, the Company will not extend any of the land options upon expiration. When the market conditions improve, the Company will either, renew these options, replace them with fully permitted sites, or acquire operating facilities, as market and financing opportunities permit. Nonetheless:

     On January 7 2008, the Company paid $7.5 thousands to extend the option to purchase land in Ottawa County, Ohio until July 12, 2008.

     In January 2008, the Company extended its option to purchase land in Reedsburg Wisconsin to April 15, 2008. This option was extended again during April 2008 until July 15, 2008. This option was further extended until November 2008

     In addition, In April 2008, the Company extended the option to purchase land in Shelby County, Indiana, to January 20, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Report") of NexGen Biofuels Ltd., an Israeli corporation (formerly known as Healthcare Technologies Ltd.) (the "Company," "NexGen," "we," "us" and "our"), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

OVERVIEW

NexGen is currently in the process of seeking to raise capital to develop, construct, and/or acquire, own, and operate ethanol and biodiesel blending terminal facilities in the United States.

NexGen is pursuing a vertically integrated strategy involving the blending of ethanol and biodiesel through developing/acquiring of blending terminal and production facilities. The Company plans to build the blending terminal following the receipt of phase-I financing.

In order to be responsive to changing market conditions in the ethanol and bio-diesel industries, and in the capital markets, we intend to postpone our plans to construct or and/or acquire ethanol and bio-diesel plants in favor of developing a blending terminal first. Two non binding letters of intent ("LOI's") for purchase of the majority interest in two separate ethanol production facilities expired during May 2008 and have not been renewed. The Company intends to renegotiate those LOI's and/or consider other opportunities to acquire or construct operating plants as soon as market conditions improve to the point that conditions become favorable for such developments.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007 (IN THOUSANDS)

NexGen is a development stage company which has not yet generated any revenues from operations, but which has operational costs related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The legal and professional costs amounted to $138 for the three months ended June 30, 2008 compared to $168 for the three months ended June 30, 2007. The legal and professional costs amounted to $361 for the six months ended June 30, 2008 compared to $354 for the six months ended June 30, 2007.

The salaries for the three months ended June 30, 2008 amounted to $115 compared to $225 for the three months ended June 30, 2007. The salaries for the six months ended June 30, 2008 amounted to $271 compared to $374 for the six months ended June 30, 2007.

The travel expenses for the three months ended June 30, 2008 amounted to $24 compared to $69 for the three months ended June 30, 2007. The travel expenses for the six months ended June 30, 2008 amounted to $95 compared to $117 for the six months ended June 30, 2007. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement during 2007 and, our efforts to raise funds during 2008.

During the three months ended June 30, 2008, we had $ 59 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $0 compensation expenses for the comparable period of 2007. During the six months ended June 30, 2008, we had $ 534 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $0 compensation expenses for the comparable period of 2007.

Net loss for the three months ended June 30, 2008 amounted to $398 and $557 for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 amounted to $1,399 and $1,030 for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $ 156 at June 30, 2008, compared to a negative of $287 at June 30, 2007. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $1,047 for the six months period ended June 30, 2008 compared to $ 1,071 net cash used in operating activities for the six months ended June 30, 2007.

Cash provided by investing activities amounted to $ 167 for the six months period ended June 30, 2008 compared to $(40) used in investing activities in the six months ended June 30, 2007.

Cash provided from financing activities amounted to $881 for the six months period ended June 30, 2008 compared to $ 1,097 for the six months ended June 30, 2007. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of NexGen's business. Additionally, during the first quarter of fiscal 2008 we raised approximately $225 through cash generated by the sale of stock via a private offering.

We have an unsecured line of credit in the amount of $500 available through its controlling shareholder. We believe these funds will be sufficient to fund our current operations until we obtain the third-party financing to fund the first phase of our business plan. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2008, the Company was not subject to any off balance agreements, other then the office lease agreement disclosed under Item 2 "Description of Property" in our Form 10K.

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures

          The Company performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the Company's evaluation, the Company's management, including the chief executIVE officer and principal financial officer, has concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report were effective.

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

N/A

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5 OTHER INFORMATION

In accordance with an agreement dated as of June 17, 2008, effective as of June 1, 2008, the employment of our Chief Financial Officer who was based in Israel was terminated by mutual agreement of the Company and the executive. The Company has begun a search in the United States for a replacement CFO.

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

31.1                      *             Certification of Principal Executive Officer required by Rule
                                        13a-14(a) under the Exchange Act

31.2                      *             Certification of Principal Financial Officer
                                        required by  Rule 13a-14(a) under the Exchange Act

32.1                      *             Certification of Principal Executive Officer pursuant to 18 U.S.C.
                                        Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2                      *             Certification of Principal Financial Officer pursuant to 18 U.S.C.
                                        Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     NEXGEN BIOFUELS LTD.

Dated: August 14, 2008
                                     By: /s/ J. Ram Ajjarapu
                                     -----------------------
                                     J. Ram Ajjarapu
                                     Chief Executive Officer
                                     [and acting principal financial officer]