Form 10-Q
period 2008-09-30
NEXGEN BIOFUELS LTD
filed 2008-11-13
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the nine month period ended September 30, 2008

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from_____________to_____________

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

               CLASS                        OUTSTANDING AS OF NOVEMBER 13, 2008
-----------------------------------         -----------------------------------
Ordinary Shares, NIS 0.04 Par Value                  42,730,998 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

          PART I

Item 1.   Financial Statements
          Consolidated Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007 (audited)           3
          Consolidated Statements of Operations - Nine-month and Three-month periods ended September 30,
          2008(unaudited) and 2007 (audited), and for the year ended December 31 2007 (audited) and from
          August 10, 2006 (inception) to September 30, 2008 (unaudited)                                          5
          Consolidated Statements of Cash Flows - Nine-month periods ended September 30, 2008 (unaudited)
          and 2007 (audited) and for the year ended December 31, 2007 (audited) and from August 10, 2006
          (inception) to September 30, 2008 (unaudited)                                                          6
          Notes to Unaudited Consolidated Financial Statements                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

Item 3.   Controls and Procedures                                                                                14

          PART II

Item 1.   Legal Proceedings                                                                                      15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                            15

Item 3.   Default Upon Senior Securities                                                                         15

Item 4.   Submission of Matters to a Vote of Security Holders                                                    15

Item 5.   Other Information                                                                                      15

Item 6.   Exhibits                                                                                               15

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                    SEPTEMBER 30, DECEMBER 31,
                                                      -------      -------
                                                        2008         2007
                                                      -------      -------
                                                     UNAUDITED     AUDITED
                                                      -------      -------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 9            1
  Gamida For Life B.V.                                      -          397
  Other accounts receivable and prepaid expenses           24            5
                                                      -------      -------

Total current assets                                       33          403
                                                      -------      -------

LONG-TERM INVESTMENTS:
  Investments in land purchase options                    123          166
                                                      -------      -------

PROPERTY AND EQUIPMENT, NET                                 5            5
                                                      -------      -------

Total assets                                              161          574
                                                      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                           2008             2007
                                                                                          -------         -------
                                                                                         UNAUDITED        AUDITED
                                                                                          -------         -------
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term bank credit                                                                        -              39
  Loan from Gamidor Diagnostics                                                                 -             230
  Trade payables                                                                              186             319
  Employees and payroll accruals                                                                5              62
                                                                                          -------         -------

Total current liabilities                                                                     191             650
                                                                                          -------         -------

LONG-TERM LIABILITIES:

  Line of Credit from related parties                                                         721               -
                                                                                          -------         -------

SHAREHOLDERS' DEFICIENCY
  Share capital -
   Ordinary shares of NIS 0.04 par value - Authorized: 190,000,000 shares as of
    September 30, 2008 and December 31, 2007; Issued and Outstanding: 42,730,998
     and  41,759,498 shares as of September 30, 2008 and December 31, 2007,
     respectively                                                                             445             434
  Additional paid-in capital                                                                2,620           1,615
  Deficit accumulated during the development stage                                         (3,816)         (2,125)
                                                                                          -------         -------

Total shareholders' deficiency                                                               (751)            (76)
                                                                                          -------         -------

Total liabilities and shareholders' deficiency                                                161             574
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
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                  FOR THE THREE                        FOR THE NINE              FOR THE YEAR    AUGUST 10, 2006
                                                   MONTHS ENDED                        MONTHS ENDED                 ENDED      (DATE OF INCEPTION)
                                          SEPTEMBER 30,       SEPTEMBER 30,  SEPTEMBER 30,       SEPTEMBER 30,   DECEMBER 31,    TO SEPTEMBER 30,
                                              2008                2007           2008               2007            2007              2008
                                          -----------         -----------    -----------         -----------     -----------      -----------
                                          (UNAUDITED)          (AUDITED)     (UNAUDITED)          (AUDITED)       (AUDITED)       (UNAUDITED)

EXPENSES:
  Legal and professional                           60                 115            421                 469             547            1,173
  Salaries expense                                112                 134            383                 508             447            1,011
  Travel expense                                   20                  31            115                 148             208              388
  Loss from expiration of
     land purchase option and
   futures trading                                 42                  54             62                  54             129              191
  Compensation on shares issuance                  43                   -            577                   -               -              577
  Other expenses (income)                          14                 121            125                 238             235              398
                                          -----------         -----------    -----------         -----------     -----------      -----------

Net loss from operations                          291                 455          1,683               1,417           1,566            3,738

Interest expense                                    1                  (5)             8                  63              63               78
                                          -----------         -----------    -----------         -----------     -----------      -----------

NET LOSS                                          292                 450          1,691               1,480           1,629            3,816
                                          ===========         ===========    ===========         ===========     ===========      ===========
Basic and diluted net loss
per share                                        0.01                0.01           0.04                0.04            0.04             0.09
                                          ===========         ===========    ===========         ===========     ===========      ===========
 Weighted average number of
  shares used in computing
  basic and diluted loss per
  share attributed to Ordinary
  shareholders                             42,730,998          41,759,498     42,730,998          41,759,498      41,759,498       42,109,238
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

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                               AUGUST 10, 2006
                                                       FOR THE NINE                               (DATE OF
                                                        MONTHS ENDE               YEAR ENDED    INCEPTION) TO
                                                   ------------------------        --------        --------
                                                  SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                     2008            2007            2007            2008
                                                   --------        --------        --------        --------
                                                  UNAUDITED         AUDITED         AUDITED        UNAUDITED
                                                   --------        --------        --------        --------

OPERATING ACTIVITIES
 Net loss                                            (1,691)         (1,480)         (1,629)         (3,816)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation expense                                     -               1               1               1
 Compensation related to share and option
   issuance to employees                                577               -             (63)            533
 Expiration of land purchase option and
   futures trading                                       62              54              54             116
 Issuance of shares                                       -              95             187             187
 Increase in other receivables                          (19)              -               -             (19)
 Increase (decrease) in trade payables                 (133)             46             255             290
 Increase (decrease) in employees and
   payroll accruals                                     (36)              -             350             472
                                                   --------        --------        --------        --------

 Net cash used in operating activities               (1,240)         (1,284)           (845)         (2,236)
                                                   --------        --------        --------        --------

INVESTING ACTIVITIES
 Purchase of computer equipment                           -              (1)             (1)             (4)
 Cash used in connection with acquisition                 -               -            (280)           (280)
 Repayment of Gamida For Life B.V. debt                   -               -               -             397
 Repayment of loan to Gamidor Diagnostics              (230)              -               -            (230)
 Deposit paid on steel building                           -             (75)              -               -
 Investments in land purchase options and
   futures trading                                      (19)            (40)            (70)           (192)
                                                   --------        --------        --------        --------

 Net cash provided by (used in) investing
   activities                                           148            (116)           (351)           (309)
                                                   --------        --------        --------        --------

FINANCING ACTIVITIES
 Net proceeds from line of credit from
   related party                                        700           1,373           1,216           2,221
 Repayment of short term bank credit                      -               -               -             (39)
 Purchase of treasury shares                              -               -             (68)            (68)
 Proceeds from issuance of shares                       439               -               -             440
                                                   --------        --------        --------        --------

 Net cash provided by financing activities            1,100           1,373           1,148           2,554
                                                   --------        --------        --------        --------

 NET INCREASE (DECREASE) IN CASH                          8             (27)            (48)              9
 CASH AT BEGINNING OF PERIOD                              1              49              49               -
                                                   --------        --------        --------        --------

 CASH AT END OF PERIOD                                    9              22               1               9
                                                   ========        ========        ========        ========

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

     c.   Going Concern

          The Company incurred a net loss of $ 3,816 thousand for the period
          August 10, 2006 (date of inception) through September 30, 2008. As of
          September 30, 2008 the Company had $ 158 thousand of negative working capital, $ 751 thousand shareholders deficiency and $ 9 thousand of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary
          Shares, or debt financing in order to operate and grow the business.
          There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the
          Company's control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. Although we have made substantial efforts to obtain capital funding, in the current global economy it is unlikely that such financing will be available to us in the near term.
          We intend to reevaluate the conditions in the credit and financial markets and the availability of capital during the first quarter of
          2009, but if we continue to be unable to obtain additional financing, we will have to consider various alternatives concerning the future of the Company, including, among others, a change in our business plan, the possibility of terminating the Company's public reporting status and/or seeking a buyer for the Company's business.

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

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

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

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     e.   Impact of recently issued accounting standards:

          SFAS 157 - FAIR VALUE MEASUREMENT

          In September 2006, the FASB issued SFAS No. 157, "Fair Value
          Measurements ("FAS 157"). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February
          2008, the FASB released a FASB Staff Position (FSP FAS 157-2-
          Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company's consolidated financial position or results of operations.

          SFAS 159- THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an
          amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS
          No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company's consolidated financial position or results of operations.

NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          FASB STAFF POSITION ("FSP") ACCOUNTING PRINCIPLES BOARD ("APB") 14-1,
          ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN
          CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT):

          In May 2008, the FASB issued FASB Staff Position ("FSP") Accounting
          Principles Board ("APB") 14-1, "Accounting for Convertible Debt
          Instruments That May Be Settled in Cash upon Conversion (Including
          Partial Cash Settlement)." FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 to our consolidated financial statements.

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

     b.   During the first nine months of 2008, NexGen issued 465,000 shares of common stock to employees. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 418 thousand, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense.

          In addition, the Company granted on January 9, 2008, one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration; (ii) an exercise price of $1.50 per share, and (iii)
          vesting and exercise rights in five annually equal installments of
          130,000 shares each. The Company has accounted for this award in accordance with FAS123(R). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. In June 2008, effective as of June 1 2008, the employment agreement with the executive was terminated by mutual agreement. The total grant fair value recorded was $ 28 thousand.

     c.   According to the Purchase Agreement, the Company granted to Israel
          Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 352 thousand, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release two years period of the restricted shares.

NOTE 3:- INVESTEMENTS IN LAND PURCHASE OPTIONS

     Due to the depressed state of the ethanol/biodiesel industry, coupled with lack of Greenfield project financing for ethanol/biodiesel projects, the
     Company will not extend the following land options. When the market conditions improve, the Company will either, renew these options, replace them with fully permitted sites, or acquire operating facilities, as market and financing opportunities permit. Nevertheless:

     On January 7 2008, the Company paid $7.5 thousand to extend the option to purchase land in Ottawa County, Ohio until July 12, 2008. This option has expired and was written off.

     In January 2008, the Company extended its option to purchase land in
     Reedsburg Wisconsin to April 15, 2008. This option was extended again during April 2008 until July 15, 2008. This option was further extended until November 2008.

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

In order to be responsive to changing market conditions in the ethanol and bio-diesel industries, and in the capital markets, we intend to postpone our plans to construct and/or acquire ethanol and bio-diesel plants in favor of developing a blending terminal first. Two non binding letters of intent
("LOI's") for purchase of majority interests in two separate ethanol production facilities expired during May 2008 and have not been renewed. The Company intends to renegotiate those LOI's and/or consider other opportunities to acquire or construct operating plants as soon as market conditions improve to the point that conditions become favorable for such developments.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008
AND 2007 (IN THOUSANDS)

NexGen is a development stage company which has operational cost related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The Legal and professional cost amounted to $ 60 for the three month period ended September 30, 2008 compared to $ 115 for the three months ended September
30, 2007. The Legal and professional cost amounted to $ 421 for the nine month period ended September 30, 2008 compared to $ 469 for the nine months ended
September 30, 2007.

The salaries for the three month period ended September 30, 2008 amounted to $
112 compared to $ 134 for the three months ended September 30, 2007. The salaries for the nine month period ended September 30, 2008 amounted to $ 383 compared to $ 508 for the nine months ended September 30, 2007.

The travel expenses for the three month period ended September 30, 2008 amounted to $ 20 compared to $ 31 for the three months ended September 30, 2007. The travel expenses for the nine month period ended September 30, 2008 amounted to $
115 compared to $ 148 for the nine months ended September 30, 2007. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement during 2007 and, our efforts to raise funds during 2008.

During the three month period ended September 30, 2008, we had $ 43 in compensation expenses related to the issuance of shares and option shares to employees and a director, as compared to $ 0 compensation expenses for the comparable period of 2007. During the first nine month period ended September
30, 2008, we had $ 577 compensation expenses related to the issuance of shares and option shares to employees and a director, as compared to $ 0 compensation expenses for the comparable period of 2007.

Net loss for three month period ended September 30, 2008 amounted to $ 292 and $
450 for the three months ended September 30, 2007. Net loss for the nine month period ended September 30, 2008 amounted to $ 1,691 and $ 1,480 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $ 158 at September 30, 2008, compared to a negative of $ 398 at September 30, 2007. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $ 1,240 for the nine month period ended September 30, 2008 compared to $ 1,284 net cash used in operating activities for the nine months ended September 30, 2007.

Cash provided by investing activities amounted to $ 148 for the nine month period ended September 30, 2008 compared to $ 116 used in investing activities in the nine months ended September 30, 2007.

Cash provided from financing activities amounted to $ 1,100 for the nine month period ended September 30, 2008 compared to $ 1,373 for the nine months ended
September 30, 2007. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of
NexGen's business. Additionally, during the first quarter of fiscal 2008 we raised approximately $225 through cash generated by the sale of stock via a private offering.

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

As of September 30, 2008, the Company was not subject to any off balance agreements, other than the office lease agreement disclosed under Item 2
"Description of Property" in our Form 10K.

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

ITEM 6 EXHIBITS

Exhibit Number, Name and/or Identification of Exhibit

                                INDEX TO EXHIBITS

EXHIBIT               NCORP BY
NUMBERR               IEF. TO EXH.               DESCRIPTION
-----------           --------------------       -----------

(D)   EXHIBITS

 EXHIBIT NO.          INCORP. BY REFERENCE       DESCRIPTION
 -----------          --------------------       -----------

 3.1                         1.1(1)              Memorandum of Association of the Registrant, as amended

 3.2                         1.2(2)              Articles of Association, restated to include all amendments in effect as of December 31, 2006

 3.3                         1.3(3)              Amendment to Articles of Association

 10.1                        4.34(2)             Purchase Agreement between Healthcare  Technologies Ltd., Gamida For
                                                 Life B.V., MAC Bioventures Inc. and NexGen Biofuels Inc.

 10.2                        4.35(3)             Amendment No. 1 to Purchase Agreement.

 14                           11(2)              Code of Ethics

 21                            (4)               List of Subsidiaries

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

--------------------

* Filed herewith.

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

Dated: November 13, 2008
                                     By: /s/ J. Ram Ajjarapu
                                     -----------------------
                                     J. Ram Ajjarapu
                                     Chief Executive Officer

