Form 10-K
period 2008-12-31
NEXGEN BIOFUELS LTD
filed 2009-04-15
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-K
                                   -----------

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

                         Commission File Number: 0-17788

                              NEXGEN BIOFUELS LTD.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTERS)

                   ISRAEL                                       N/A
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         8909 REGENTS PARK DR, SUITE 210                        33647
                TAMPA, FLORIDA
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

                               Yes [_]     No [X]

     As of December 31, 2008, 42,730,198 of the Company's ordinary shares were issued and outstanding.

     Documents Incorporated by Reference: None

                              NEXGEN BIOFUELS LTD.

                          2007 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

                                     PART I

Item 1.  Business                                                               4
Item 1A. Risk Factors                                                          14
Item 1B. Unresolved Staff Comments                                             35
Item 2.  Properties                                                            35
Item 3.  Legal Proceedings - Litigation                                        35

                                     PART II

Item 5.  Market for the Registrant's Ordinary Shares and Related Matters       36
Item 6.  Selected Financial Data                                               36
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             38
Item 7A. Quantitative and Qualitative Disclosures about Market Risk            46
Item 8.  Financial Statements and Supplementary Data                           46
Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                         46
Item 9A. Controls and Procedures                                               46
Item 9B. Other Information                                                     47

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                    47
Item 11. Executive Compensation                                                50
Item 12. Security Ownership of Certain Beneficial Owners and Management        54
Item 13. Certain Relationships and Related Transactions                        54
Item 14. Principal Accounting Fees and Services                                55

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                            56

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

     NexGen is pursuing a vertically integrated strategy involving the blending of ethanol and biodiesel through developing/acquiring of blending terminal and production facilities. The Company plans to build the blending terminal following the receipt of phase-I financing and has executed non binding letters of intent ("LOI's") to acquire the majority interest in two separate ethanol production facilities, which NexGen intends to acquire following receipt of phase-II financing. In NexGen's view, controlling assets at both ends of the ethanol and biodiesel value chains offer a highly effective means for buffering the operating and financial impacts caused by ethanol and biodiesel price volatility resulting from feedstock and production output supply/demand imbalances. This reflects an evolution of NexGen's business strategy in response to changing market conditions in the ethanol and biodiesel industries and in the capital markets. However the LOIs have expired on May 23, 2008 and NexGen did not pursue to extend them due to market conditions.

     In addition, the Company plans to develop and own additional ethanol and biodiesel plants with a capacity of approximately 100 million gallons for each plant in a number of different states in the United States. It is contemplated that the plants will be built on land over which NexGen, through its wholly-owned subsidiaries, holds options. The proposed plant sites are located in Iowa, Ohio, Indiana, Wisconsin and Arkansas. The size of each of the sites ranges between 15-407 acres and are intended to accommodate rail loops and the plant. All of the sites are located near existing grain production, roads, rail transportation and livestock. However, as on today, all options on these sites have expired except Iowa which will expire on August 17, 2009. NexGen does not intend to extend these options until market conditions improve.

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

     In phase II, NexGen intends to acquire majority control in two ethanol plants that are located in the Midwest for an aggregate purchase price of approximately $50 million in cash and ordinary shares. Each of the plants will have a name plate capacity of more than 40 million gallons of ethanol. NexGen has entered into non-binding LOI's with respect to the acquisition of such plants. The closings of the acquisitions are subject to the completion of due diligence, the negotiation of definitive purchase document and the receipt of financing. These LOI's have expired on May 23, 2008. NexGen did not extend these
LOIs and may not seek to acquire these or similar plants until market conditions improve.

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

     According to the Renewable Fuels Association in its outlook report for
2007, ethanol production capacity in the United States has grown in the last twenty years from almost nothing to more than 7.8 billion gallons per year.
Plans to construct new plants or to expand existing plants have been announced.
The effect of this increase on the demand for, or price of, ethanol is uncertain.

     The ethanol industry has grown to over 130 production facilities in the
United States. The largest ethanol producers include Archer Daniels Midland,
Verasun, US BioEnergy, POET, LLC, Hawkeye Renewables, LLC, and Aventine
Renewable Energy Holdings, Inc .The top six producers accounted for more then
40% of the ethanol production capacity in the U.S. according to the RFA. The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. Due to the corn price reached all time high during the year 2008 and economics of ethanol did not work out, several ethanol and biodiesel plants have made losses and even filed bankruptcies e.g. One of the largest ethanol companies in the United
States, Verasun Energy filed bankruptcy protection in 2008.

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

EMPLOYEES

     As of December 31, 2008, we had 3 employees. None of these employees are covered by collective bargaining agreements.

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

     o    management team; and

     o    facility size - economies of scale.

     Ethanol and Biodiesel industry is currently facing worst times of all in terms of economics, sentiment and demand. In addition, we will be in competition with numerous other ethanol/bio-diesel producers, some of whom may have greater resources than we do. Additional ethanol/bio-diesel producers may enter the market if the demand for ethanol/bio-diesel increases and existing producers may increase the capacity of their current plants or build new ethanol/bio-diesel production facilities. The largest ethanol/bio-diesel producers in the United
States include Archer-Daniel-Midland Company, VeraSun Energy Corporation,
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

     WE WELL NEED TO RAISE ADDITIONAL FUNDS TO ACHIEVE OUR CURRENT BUSINESS
STRATEGY. OUR NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WILL LIKELY INVOLVE
THE ISSUANCE OF ADDITIONAL ORDINARY SHARES, WHICH COULD DILUTE THE VALUE OF YOUR
INVESTMENT. THERE IS NO ASSURANCE, HOWEVER, THAT WE WILL BE ABLE TO RAISE
ADDITIONAL MONIES IN THE FUTURE.

     At December 31, 2008, we had a negative working capital of $1,033,000. We need to obtain the third-party financing to fund the first phase of our business plan. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS AN
EXPLANATORY PARAGRAPH QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2008 and 2007, and for the year ended December 31, 2008 and for the period beginning August 10, 2006
(inception of development stage) through December 31, 2008, includes an explanatory paragraph questioning our ability to continue as a going concern.
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

     NEXGEN HOLDS OPTIONS TO PURCHASE THE LAND SITES THAT HAVE EXPIRED AND WHEN
COMPANY WANTS TO EXTEND THEM, THEY MAY NOT EITHER BE AVAILABLE OR NOT BE
AVAILABLE AT FAVORABLE TERMS.

     NexGen's principal assets are options to purchase land sites in the United
States, which are expired now, on which we propose to construct our production facilities. In order to obtain ownership of the land sites, we will need to exercise these options under the terms of the option agreements. The timing of the exercise of these options will depend, in part, on our prospects for raising funds and prevailing and forecasted market conditions. If we do not exercise the options prior to their expiration dates, we may have to seek alternative sites in order to implement our business plan, which may not be available on reasonable terms or at all.

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

RISKS RELATED TO OWNERSHIP OF OUR SHARES

     THE PRICE OF OUR SHARES HAS BEEN AND MAY CONTINUE TO BE VOLATILE, WHICH
COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

     The market price of the Company's ordinary shares during 2008 ranged between a high sales price of $ 1.09 and a low sales price of $ 0.02 and may continue to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company's control:

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

     CONCENTRATION OF OWNERSHIP OF THE COMPANY'S SHARES MIGHT LOWER THEIR
TRADING VOLUME.

     RACA, the Company's principal shareholder, owns approximately 84% of our outstanding shares and the shares held by MAC are restricted securities under
U.S. securities laws. This concentration of ownership may result in low trading volumes of our shares which could adversely affect our shareholders' ability to sell their shares in the short term period or at all.

     RACA, THE COMPANY'S PRINCIPAL SHAREHOLDER, EXERTS SIGNIFICANT INFLUENCE
OVER US AFTER THE CONSUMMATION OF THE ARRANGEMENT. ITS INTERESTS MAY NOT
COINCIDE WITH YOURS AND IT MAY MAKE DECISIONS WITH WHICH YOU MAY DISAGREE.

     RACA, the Company's principal shareholder owns approximately 84% of our outstanding shares. As a result, RACA controls substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of MAC. The interests of MAC may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, MAC could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

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

     NEW PLANTS UNDER CONSTRUCTION OR DECREASES IN THE DEMAND FOR ETHANOL OR
BIO-DIESEL MAY RESULT IN EXCESS PRODUCTION CAPACITY IN OUR INDUSTRY CAUSING A
MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY.

     According to the Renewable Fuels Association of the U.S. Energy Information
Administration, domestic ethanol production capacity has increased steadily from
1.77 BGY (or billion gallons per year) in 2001 to an annualized rate of approximately 7.8 BGY in 2007. In addition, 2007 closed with 68 bio-refineries under construction or expending in the U.S. that are expected to add 4 billion gallons of new production capacity by 2008. According to the U.S. National
Bio-diesel Board, there are 101 bio-diesel production plants under construction or expansion as of June 2007 representing a total potential production of 1.89
BGY. Excess capacity in the ethanol and bio-diesel industries would have an adverse impact on our results of operations, cash flows and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     A. Land purchase options

     The following table sets forth information concerning NexGen's land purchase options as of March 31, 2009, WE ARE NOT PLANNING TO RENEW THE OPTIONS
UNTIL MARKET CONDITIONS IMPROVE FOR ETHANOL/BIODIESEL:

                        INTENDED TYPE OF   SIZE OF LAND     OPTION EXPIRATION
LOCATION OF LAND SITE      FACILITY          (ACRES)              DATE             PURCHASE PRICE
--------------------- ------------------- ------------- ----------------------- ------------------

Arkansas                    Ethanol                 407            EXPIRED             $3,715,300
--------------------- ------------------- ------------- ----------------------- ------------------
Wisconsin                   Ethanol                  88            EXPIRED             $  800,000
--------------------- ------------------- ------------- ----------------------- ------------------
Iowa                       Bio-diesel                15         August 17, 2009        $  337,500
--------------------- ------------------- ------------- ----------------------- ------------------
Ohio                        Ethanol                  72            EXPIRED             $1,440,000
--------------------- ------------------- ------------- ----------------------- ------------------
Indiana                     Ethanol                 160            EXPIRED             $4,000,000
--------------------- ------------------- ------------- ----------------------- ------------------

     B. Principal offices

The Company's principal offices are in Tampa, Florida.

     In 2007 the Company entered into a three-year lease for 1,250 square feet of office space in Wesley Chapel, Florida. This lease was terminated on December
31, 2008 and moved to a smaller office at 8909 Regents Park Dr., Suite 210
Tampa, FL 33547.

ITEM 3. LEGAL PROCEEDINGS - LITIGATION

     As of the date of this Report, the Company has received a legal notice from
Indiana EPA to its subsidiary Indiana Biofuels, Inc to pay for its permit application. As it has not received the permit yet, it will pursue the case shortly.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED MATTERS

     Our ordinary shares are quoted in the OTC Bulletin Board ("OTC-BB") under the symbol "NXGNF". The following table sets forth the high and low sales prices, of our common stock, as reported by NASDAQ and the OTC-BB, for each quarter of 2007 and 2008.

2007                 HIGH        LOW
----                 ----        ---

First Quarter        1.98       1.12
Second Quarter       2.03       0.92
Third Quarter        1.19       0.80
Fourth Quarter       1.15       0.80

2008                 HIGH        LOW
----                 ----        ---

First Quarter        1.09       0.05
Second Quarter       0.79       0.10
Third Quarter        0.30       0.07
Fourth Quarter       0.19       0.02

     As of March 2009, the number of shareholders of record was 72 and the number of beneficial owners of its ordinary shares was approximately 1.

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

ITEM 6. SELECTED FINANCIAL DATA (

     The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated balance sheet financial data as of December 31, 2008 and 2007 and the selected consolidated income statement data and other financial data for the year ended
December 31, 2008 and for the period beginning August 10, 2006 (inception of development stage) through December 31, 2006 and for the period beginning August
10, 2006 (inception of development stage) through December 31, 2007, have been derived from our audited consolidated financial statements that are included in
Item 15 in this Form 10-K.Consolidated financial statements as of December 31,
2008 were audited by Barzily&Co Consolidated financial statements as of
December 31, 2007 was audited by Kost, Forer, Gabbay and Kasierer and consolidated financial statements as of December 31, 2006 were audited by Pender
NewKirk & Company. You should read the following table in conjunction with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results
of Operations" and the consolidated financial statements and the accompanying notes. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

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

                                                                                                    AUGUST 10, 2006
                                                                 YEAR ENDED DECEMBER 31,          (DATE OF INCECPTION)
                                                               2008                  2007         TO DECEMBER 31, 2008
                                                           ------------          ------------          ------------
                                                               (DOLLAR IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EXPENSES:
     Legal and professional                                $        468          $        547          $      1,220
     Salaries expense                                               478                   447                 1,120
     Travel expense                                                 118                   208                   391
     Loss from expiration of land purchase options
     and futures trading                                            102                   129                   231
     Compensation on shares issuance and options                    621                     -                   621

     Other expenses                                                 132                   235                   405
                                                           ------------          ------------          ------------

Net loss from operations                                         (1,919)                1,566                (3,974)

Interest expense                                                    (14)                  (63)                  (84)
Capital gain                                                          4                     -                     4
                                                           ------------          ------------          ------------

Net loss                                                   $     (1,929)         $      (1629)         $     (4,054)
                                                           ============          ============          ============

 Basic and diluted loss per share                                  0.04                  0.12                  0.04
                                                           ============          ============          ============

Weighted average number of shares used in
computing basic loss per share to Ordinary
shareholders                                                 42,326,206            41,759,498            34,906,154
                                                           ============          ============          ============

OTHER FINANCIAL DATA:
  Working capital(deficit)                                       (1,033)                 (247)
Net cash used in operating activities                              (845)               (2,341)               (1,345)
  Net cash used in investing activities                            (351)                 (310)                  147
  Net cash provided by financing activities                       1,148                 2,655                 1,201

          BALANCE SHEET DATA:

                                                As of December 31
                                               2007            2006
                                               Dollars in thousands
                                               --------------------

Total assets                                     93             574
Total equity (deficit)                         (944)            (76)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

GENERAL

     NexGen is a development stage company that is currently seeking to develop and/or acquire ethanol and bio-diesel plants, and blending terminal facilities, in the United States. Inability to raise funds and the changes in the markets have caused the company to minimize its activities and this shall have an effect on the action plan it pursues.

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
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the year ended December 31, 2008 and through December 31, 2007, we have not recorded impairment charges for long-lived assets.

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

     In order to be responsive to changing market conditions in the ethanol and bio-diesel industries, we will also consider acquiring existing ethanol and bio-diesel plants rather than constructing new plants, if we are able to make such acquisitions at favorable enterprise valuations and have access to reasonable financing terms. Acquired plants may be located in different states and have different operating characteristics than the plants we propose to construct. We have executed non binding letters of intent ("LOI's"), which are expired now, to acquire the majority interest in two separate ethanol production facilities, which NexGen intends to acquire following receipt of phase-II financing.

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

                         PHASE I     SOURCE OF FUNDS

Common Equity                               40%            $ 10,000,000
Long Term Debt                              40%            $ 10,000,000
Line of credit                              20%            $  5,000,000

Total Source of Funds                      100%            $ 25,000,000
                                                           ------------

                                       USE OF FUNDS

Design, Construction & Startup
Plant Construction, Control System, etc.                   $ 12,500,000
Land & Site-Development Cost                               $  5,000,000

STARTUP COSTS
Inventory                                   $ 2,500,000
Working Capital                             $ 2,500,000
Pre-production period costs                 $   250,000
Rolling Stock                               $   500,000
Fire Protection/Water Supply                $   850,000
                                                           $  6,600,000

ORGANIZATIONAL & FINANCING
Equity/ Debt Raising Costs                  $   800,000
Organizational Costs                        $   100,000
                                                           $    900,000

Total Use of Funds                                         $ 25,000,000
                                                           ------------

                        Phase II      SOURCE OF FUNDS

Common Equity                                              $ 63,000,000
                                                           ------------

                                        USE OF FUNDS

Ethanol Plant acquisitions
Plant I                                     $32,000,000
Plant II                                    $20,000,000
Working Capital                             $ 6,000,000
Fees and other Costs                        $ 5,000,000
Total Use of Funds                                         $ 63,000,000
                                                           ------------

     If we elect to commence operations by constructing new plants rather than acquiring existing plants, our source and use of funds and timeline to bring the plants to production will be different.

PLAN OF OPERATIONS UNTIL PLANT START-UP-

     Until the fourth quarter of 2010, or earlier if possible, we will be actively involved in six principal tasks in connection with the first phase of our development plans, if we elect to commence operations by constructing plants rather than acquiring existing plants:

     (1) Raising our equity and securing debt capital;

     (2) Acquiring and preparing our plant and blending terminal sites;

     (3) Completing construction agreements and securing necessary permits;

     (4) Constructing our sites;

     (5) Arranging and negotiating agreements for the purchase of corn, natural gas and other needs and for marketing our ethanol and distillers grains;and

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

RESULTS OF OPERATIONS

                                                                                              AUGUST 10, 2006
                                                  YEAR ENDED             YEAR ENDED       (DATE OF INCEPTION)TO
                                                  DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                      2008                   2007                   2008
                                                    -------                -------                -------
                                                        (DOLLAR IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    -----------------------------------------------------

EXPENSES:
     Legal and professional                         $   468                $   547                $ 1,220
     Salaries expense                                   478                    447                  1,106
     Travel expense                                     118                    208                    391
     Loss on disposal of assets                         102                    129                    231
     Compensation on shares issuance and options        621                                           621
     Other expenses                                     132                    235                    405
                                                    -------                -------                -------

Net loss from operations                             (1,919)                (1,566)                (3,974)

Interest expense                                        (14)                   (63)                   (84)
Capital gain                                              4                      -                      4
                                                    -------                -------                -------

Net loss                                            $(1,929)               $(1,629)               $(4,054)
                                                    =======                =======                =======

Other financial data:
Net cash used in operating activities                (1,345)                  (845)                (2,341)
                                                    =======                =======                =======

RESULTS OF OPERATIONS - 2008 COMPARED TO 2007 (IN THOUSANDS)

     NexGen is a development stage company which has operational cost related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include Legal and professional costs, Salaries, Travel and other.

     The Legal and professional cost amounted to $468 in 2008 compared to $547 in 2007. Those costs related mainly to the land purchase options and the
Purchase Agreement.

     The Salaries amounted to $478 in 2008 compared to $447 in 2007

     The travel expenses amounted to $118 in 2008 compared to $208 in 2007
Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement and, our efforts to raise funds.

     Loss from expiration of purchase option and futures trading amounted to
$102 in 2008 and $129 in 2007.

     Compensation on shares issuance and options amounted to $621 in 2008 and $0 in 2007

     Other expenses amounted to $132 in 2008 and $235 in 2007

     Total loss from operation amounted to $1,919 in 2008 compared to $1,566 for
2007

     Net loss amounted to $1,929 in 2008 and $1,629 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was a deficit of $1,033 at December 31, 2008 compared to a deficit of $247 at December 31, 2007. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

     Net cash used in operating activities amounted to $1,345 in 2008 compared to
$845 in 2007.

     Cash used in investing activities amounted to $ (147) in 2008 compared to
$351 in 2007.

     Cash was provided from financing activities in the amount of $1,201 in 2008 compared to $1,148 in 2007 . Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of
NexGen's business.

     During January 2008, we raised approximately $225 through cash generated by the sale of stock via a private offering. Additionally, we have an unsecured line of credit available through a controlling shareholder for $500.This line of credit was provided at an interest of LIBOR+3% and is to be repaid subject to terms agreed but not later then April 1,2009. We believe these funds will be sufficient to fund our current operations until we obtain the third-party financing to fund the first phase of our business plan. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the
Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     As of December 31, 2008, the Company was not subject to any off balance agreements, other than the office lease agreement disclosed under Item 2
"Description of Property".

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
141Rwill change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for future business combinations once adopted and not on prior acquisitions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2008, the Company was not exposed to interest rate risk as it did not have any outstanding borrowings that were subject to fluctuating interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

On August the company retained the services of Barzily&Co and dismissed
Ernst&Young, this change was in the normal course of business.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this annual report, the
Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the
Company required to be disclosed in this report.

     The Company's management, which is comprised of Ram Ajjarapu , has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and
5d-15(c). Based upon that evaluation, our officers and employees identified a significant deficiency (as defined by standards established by the Public
Company Accounting Oversight Board). A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a three employees, Management has decided that the risks associated with the dependence upon Mr. Ajjarapu compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr.
Ajjarapu.

     INTERNAL CONTROLS OVER FINANCIAL REPORTING

     During the period from August 10, 2006 (Date of inception) to December 31,
2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     As of March 31, 2009, the executive officers and directors of the Company are as follows:

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

     The Companies Law requires the board of directors of a public company to determine the number of directors who shall possess accounting and financial expertise. On March 29, 2006 the board of directors determined the minimum number to be two directors. The Company may be deemed to be a "controlled company"
under the applicable Nasdaq regulations because RACA, the Company's principal stockholder owns approximately 84% of the Company's issued and outstanding shares. As such, the Company is exempt from the requirements of Nasdaq Rule
4350(c) with respect to the nomination of directors.

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

EXTERNAL DIRECTORS

     Pursuant to Israeli law, the Company is required to appoint two external directors. These directors must be unaffiliated with the Company and its principals. A person shall be qualified to serve as an external director only if he or she possesses accounting and financial expertise or professional qualifications. At least one external director must posess accounting and financial expertise and the other external directors are to possess professional qualifications, as promulgated by regulations to the Companies Law. These regulations provide that financial and accounting expertise require such external director to possess a high level of understanding in business matters, such that he or she can read and understand financial statements in depth and be able to raise issues with respect to the manner in which the financial data is presented therein.

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

     Most of the Directors of the company were resigned as of December 31, 2008 to pursue other opportunities outside the company. Company is in the process of electing two new directors in the upcoming shareholders' meeting.

DIRECTORS' COMPENSATION

     The Company's executive directors (i.e. directors who receive remuneration from the Company either as employees or consultants) are not entitled to receive any separate compensation in consideration for their services as directors of the Company. The Company's non-executive directors receive annual fees which amounted to $8,000 per person for 2008 on account of all services as directors, including participation in board and audit committee proceedings.

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
The Company has determined that the members of the audit committee meet the applicable NASDAQ and SEC independence standards. In addition, the Company has determined that Dr. Elan Penn is a financial expert as defined by the SEC. Audit committee members resigned as of December 31, 2008 to pursue other opportunities outside the company.

INTERNAL AUDITOR

     Under the Companies Law, Israeli companies whose securities are publicly traded are also required to appoint an Internal Auditor in accordance with the proposal of the audit committee. The role of the Internal Auditor is to examine, inter alia, whether the Company's actions comply with the law, integrity and orderly business procedure. In November 2000, Mr. Yossi Ginosar was appointed as the Company's Internal Auditor. In March 2007, Mr. Yossi Ginosar was
re-appointed as such.Mr. Ginosar did not provide the company with any reports in the last year.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of NexGen Bio's Chief Executive
Officer for services rendered to it during the fiscal years ended December 31,
2008 and December 31, 2007. No executive officer received more than US$100,000 per annum during this period.

SUMMARY COMPENSATION TABLE

                                                                                            Change in
                                                                                           Pension Value
                                                                            Non-Equity         and
                                                                            Incentive      Nonqualified
                                                        Stock     Option      Plan           Deferred
 Name and Principal                Salary      Bonus   Awards     Awards   Compensation    Compensation     All Other     Total
      Position            Year     (US$)       (US$)    (US$)       US$)       (US$)       Earnings (US$)  Compensation   (US$)
----------------------- -------- ----------- -------- ---------- ---------- ------------- ---------------- ------------ ----------

J. Ram Ajjarapu,          2008    150,000(1)     -        -          -           -               -               -         150,000
Chairman and CEO          2007     76,344(1)     -        -          -           -               -               -          76,344
----------------------- -------- ----------- -------- ---------- ---------- ------------- ---------------- ------------ ----------
Eran Rotem (2)            2008     46,875        -        -          -           -               -               -          46,875
Chief Financial Officer   2007     25,347        -        -          -           -               -               -          25,347
----------------------- -------- ----------- -------- ---------- ---------- ------------- ---------------- ------------ ----------
Aruna Ajjarapu (3)        2008     90,000        -        -          -           -               -               -          90,000
Secretary                 2007          -        -        -          -           -               -               -         -------
----------------------- -------- ----------- -------- ---------- ---------- ------------- ---------------- ------------ ----------

(1)  The salaries for the year ended December 31, 2008 and for the period beginning January 1, 2008 (inception of development stage) through December
     31, 2008 were accrued and have not been paid.

(2)  Mr. Eran Rotem was the Chief Financial Officer until March 31, 2008.

(3)  Arruna Ajjarapu's salary was accrued for the year 2008, and have not been paid.

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

EQUITY COMPENSATION PLAN INFORMATION

     There are no unexercised options as of December 31, 2008

DIRECTOR COMPENSATION

     The following table sets forth information concerning the compensation paid to the non-employee directors of NexGen Bio during fiscal 2008:

-----------------------------------------------------------------------------------------------------------------
                                                                        Change in
                                                                      Pension Value
                        Fees                            Non-Equity        and
                       Earned                           Incentive     Nonqualified
                       or Paid                 Option     Plan         Deferred       All Other
                       in Cash    Stock        Awards  Compensation    Compensation  Compensation
  Name                  (US$)    Awards ($)      ($)        ($)         Earnings          ($)       Total (US$)
----------            --------- -----------  --------- ------------  --------------- ------------ ---------------

J. Ram Ajjarapu           0          -           -           -              -              -                0
-----------------------------------------------------------------------------------------------------------------
Bruce W. Wilkinson       $3          -           -           -              -              -               $3
-----------------------------------------------------------------------------------------------------------------
Roderick P.. Morrow      $3          -           -           -              -              -               $3
-----------------------------------------------------------------------------------------------------------------
Kenneth Hoyt             $3          -           -           -              -              -               $3
-----------------------------------------------------------------------------------------------------------------
Israel Amir              $3          -           -           -              -              -               $3
-----------------------------------------------------------------------------------------------------------------
Varda Rotter           $1.5          -           -           -              -              -             $1.5
-----------------------------------------------------------------------------------------------------------------
Elan Penn            $3.393          -           -           -              -              -           $3.393
-----------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets out, to the best of our knowledge, the numbers of shares in the Company beneficially owned as at December 31, 2008 by:

     (i)   each of our present Executive Officers and Directors,

     (ii)  each person (including any "group" as that term is defined in Section
           13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

     (iii) all of our present Directors and officers as a group.

                                                  PERCENTAGE OF
                                                   ORDINARY
                             NUMBER OF ORDINARY   SHARES OWNED
NAME                            SHARES(1)        OUTSTANDING(1)                ADDRESS
----                            ---------        --------------                -------

J. Ram Ajjarapu                35,187,542 (2)          84%          8909 Regents Park Dr, Suite 210, Tampa, FL 33647
Eran Rotem                        137,000 (3)                       32 Hshaham St. Petach Tikva, Israel, 49170
Bruce W. Wilkinson                 64,229                           8909 Regents Park Dr, Suite 210, Tampa, FL 33647
Roderick P.. Morrow                42,820                           11223 Bloomington Dr., Tampa 33635
Kenneth Hoyt                       42,820                           4610 Westford Circle, Tampa, 33618
Israel Amir                       386,666             0.9%          32 Hshaham St. Petach Tikva, Israel, 49170
Varda Rotter                            -                           32 Hshaham St. Petach Tikva, Israel, 49170
Elan Penn                               -                           32 Hshaham St. Petach Tikva, Israel, 49170

Officers and Directors as a
Group (9 persons)              35,861,077 (3)       84.90%

RACA Investors Partners LP     35,187,542              84%          9120 Rockrose Dr, Tampa, FL 33647

(1)  Based upon 41,759,498 ordinary shares outstanding as of December 31, 2008.

(2)  Including 35,151,842 shares owned by RACA, as to which Mr. Ajjarapu may be deemed to share beneficial ownership.

(3)  Includes 117,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     On March 23, 2009, company has signed a non-binding Letter of Intent with
World Venture Management Inc., a Nevada based company (herein referred to as
("WVM" ) and Mac Bioventures, Inc. The transaction includes (i) the transfer to
NexGen of WVM's assets relating to its Real Estate acquisitions and asset management enterprise, such as Hotel/Casinos, Wineries and Vineyards,
Refineries, Office Buildings and Apartment Complexes, Shopping Malls and other commercial buildings, in addition to the management of certain assets such a
Gemstones, Gold and Diamonds and in-ground assets such as Coal and Oil, Gas and
Natural Gas, in the United States in consideration for a controlling stake in
NexGen and (ii) the purchase of NexGen's holdings in its subsidiaries by Mac
Bioventures in consideration for a part of the debt it's assuming in NexGen.

     The Letter of Intent further contemplates that the number of shares up to
65 million to be issued in consideration for WVM's assets shall be based on the valuation of the assets to be provided by a recognized valuation firm.

     Closing of the transaction announced is subject to the negotiation and execution of definitive agreements, the completion of due diligence, the receipt of the necessary corporate, regulatory and third party approvals, including
NexGen's shareholders and the approval of an Israeli District Court. No assurance can be given that a definitive agreement will be signed or that the transaction will close.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company's principal accountants for the years 2006 and 2007 were Kost
Forer Gabbay & Kasierer, a member of Ernst & Young Global. NexGen's Bio principle accountants for the year 2006 were Pender NewKirk & Company, CPAs.

     The table below summarizes the audit and other fees paid (in thousands of
USD) the Company and its consolidated subsidiaries to Barzily&Co and Kost Forer
Gabbay & Kasierer during each of 2008 and 2007:

                            Year Ended December 31, 2007  Year Ended December 31, 2006
                               ----------------------       -----------------------
                               Amount      Percentage       Amount       Percentage
                               ------      ----------       ------       ----------

Audit Fees (1)                    $20            100%          $40               92%
Audit-Related Fees (2)            $ 0              0%          $ 0                0%
Tax Fees (3)                      $ 5              0%          $                  8%
Total                             $25            100%          $40              100%

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES(To

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

                                INDEX TO EXHIBITS

     (D)  EXHIBITS

EXHIBIT NO.    INCORP. BY REFERENCE      DESCRIPTION
-----------    --------------------      -----------

    3.1               1.1(1)             Memorandum of Association of the Registrant, as amended

    3.2               1.2(2)             Articles of Association, restated to include all amendments in effect as of December 31, 2006

    3.3               1.3(3)             Amendment to Articles of Association

    10.1             4.34(2)             Purchase Agreement between Healthcare Technologies Ltd.,
                                         Gamida For Life B.V., MAC Bioventures Inc. and NexGen
                                         Biofuels Inc.

    10.2             4.35(3)             Amendment No. 1 to Purchase Agreement.

     14               11(2)              Code of Ethics

     21                (4)               List of Subsidiaries

    23.1                *                Consent of Independent Public Accountant (Kost Forer Gabbay & Kasierer)

    23.2               (2)               Consent of Independent Public Accountant (Pender Newkirk & Company LLP)

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

                        NEXGEN BIOFUELS AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2008

                        NEXGEN BIOFUELS AND SUBSIDIARIES
                          (a development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008
                                 (IN US DOLLARS)

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                --------------

Report of Independent Auditors                                       F - 2

FINANCIAL STATEMENTS:

      Balance sheets as of December 31, 2008 and 2007           F - 3 - F - 4

      Statements of Operations
         for the Years ended December 31, 2008 and 2007              F - 5

      Statements of Changes in Shareholders' Deficiency
         for the Years ended December 31, 2008 and 2007              F - 6

      Statements of Cash Flows
         for the Years ended December 31, 2008 and 2007              F - 7

      Notes to the Financial Statements                         F - 8 - F - 19

                                     F - 1

                         REPORT OF INDEPENDENT AUDITORS

                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

                      NEXGEN BIOFUELS LTD. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheet of Nexgen Biofuels
Ltd. And its subsidiaries (hereinafter "the Company") as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders'
deficit and cash flows for the year then ended. The consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheets as of December 31, 2007 and the consolidated statement of operations, changes in shareholder's deficit and cash flows of the company for the year than ended were audited by other auditors, whose qualified opinion on those financial statements was rendered on April 15,
2008 and whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the year 2007, is based solely on the report of other auditors. Those financial statements include an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a "going concern."

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31,
2008 and the consolidated results of the operations, changes in shareholders'
deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a "going concern." As discussed in
Note 1c to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt as to the Company's ability to continue as a "going concern." The Company will need to raise additional funds in order to realize its business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         Barzily & Co.
                                                   Certified Public Accountants
                                                    A Member of MSI Worldwide

Jerusalem, Israel
April 15, 2009

                                     F - 2

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                 DECEMBER 31
                                                             2008           2007
                                                           ---------     ---------
                                                    NOTE   US DOLLARS IN THOUSANDS
                                                    ----   -----------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       4             1
   Gamida For Life B.V.                              3             -           397
   Other accounts receivable and prepaid expenses                  -             5
                                                           ---------     ---------
      Total current assets                                         4           403
                                                           ---------     ---------

LONG-TERM INVESTMENTS
   Investments in land purchase options              4            84           166
                                                           ---------     ---------

PROPERTY AND EQUIPMENT, NET                                        5             5
                                                           ---------     ---------

      Total Assets                                                93           574
                                                           =========     =========

The accompanying notes to these financial statements are an integral part thereof.

                                     F - 3

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                 DECEMBER 31
                                                             2008           2007
                                                           ---------     ---------
                                                    NOTE   US DOLLARS IN THOUSANDS
                                                    ----   -----------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Short-term credit from bank                       5             -            39
   Loan from Gamidor Diagnostics                     6             -           230
   Trade Payables                                                217           319

   Shareholders Loans                                7           807
   Other accounts payables                                        13            62
    Total current liabilities                                  1,037           650
                                                           ---------     ---------

SHAREHOLDERS' DEFICIT
Share capital
   Ordinary shares NIS 0.04 par value -Authorized
      1,900,000,000 shares as of December 31, 2008
      and 2007;
   Issued and outstanding: 42,730,998 and
      41,759,498 shares as of December 31, 2008
      and 2007, respectively                                     445           434
   Additional paid-in capital                                  2,665         1,615
   Accumulated deficit                                        (4,054)       (2,125)
                                                           ---------     ---------
    Total shareholders' deficit                                 (944)          (76)
                                                           ---------     ---------

    Total liabilities and shareholders' deficit                   93           574

The accompanying notes to these financial statements are an integral part thereof.

             April 15, 2009
 Date of Approval of the Financial Statements                       Director

                                     F - 4

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                  AUGUST 10,
                                                                                2006 (DATE OF
                                                                                INCEPTION) TO
                                                      YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                                        2008          2007           2008
                                                    -----------   ------------   ------------

EXPENSES:
Legal and professional                                      468            547          1,220
Salaries expense                                            478            447          1,106
Travel expense                                              118            208            391
Loss from expiration of land purchase option and
futures trading                                             102            129            231
Compensation on shares issuance and options                 621              -            621
Other expenses                                              132            235            405
                                                    -----------   ------------   ------------

Net loss from operations                                 (1,919)        (1,566)        (3,974)

Interest expense                                            (14)           (63)           (84)
Capital gain                                                  4              -              4
                                                    -----------   ------------   ------------

NET LOSS                                                 (1,929)        (1,629)        (4,054)
                                                    -----------   ------------   ------------

  Basic and diluted loss per share                         0.04           0.04           0.12
                                                    ===========   ============   ============

Weighted average number of shares used in
computing basic and diluted loss per
share attributed to Ordinary shareholders            42,326,206     41,759,498     34,906,154
                                                    ===========   ============   ============

The accompanying notes to these financial statements are an integral part thereof.

                                     F - 5

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                        ORDINARY SHARES **)    ADDITIONAL   ORDINARY   DURING THE
                                      ---------------------      PAID-IN     SHARES    DEVELOPMENT
                                        SHARES       AMOUNT      CAPITAL     PAYABLE      STAGE      TOTAL
                                      ----------   --------    ----------   --------   --------     -------

Balance January 1, 2007                  649,317         33          (313)       300       (469)       (476)
   Shares issued in January 2007,
   $ 0.0001/share founders shares      6,737,643         63             -        (63)         -           -
   Common Stock Payable Founders               -          -             -          *          -           -
   Shares issued in January 2007,
   $ 0.0001/share founders shares        101.468          1            (1)         -          -           -
   Shares issued in February 2007,
   $ 0.0001/share founders shares          7,990          *             -          -          -           -
   Shares issued in May 2007,
   $ 0.0001/share founders shares
   related to January 2007 stock
   commitment                             79,896          1            (1)         *          -           -
   Shares issued in May 2007, $0.45
   /share-employee/consulting
   services                               10,387          *            29          -          -          29
   Shares issued in May 2007,
   $0.45/share-consulting services       159,792          2             -          -          -           2
   Shares issued in May 2007,
   $0.45/share-consulting services        17,577          *            50          -          -          50
   Shares issued in August 2007,
   $0.91/share-director services          27,964          *             -          -          -           -
   Shares issued in August 2007,
   $1.02/share-consulting services           798          *             5          -          -           5
   Amortization of prepaid stock
   services                                    -          -            10          -          -          10
   Purchase of treasury shares        (4,700,000)       (68)            -          -          -         (68)
   Issuance of common stock in
   connection with the merger, net
   of acquisition cost of $ 280       38,666,666        402         1,836       (237)         -       2,001
   Net Loss                                    -          -             -          -     (1,629)     (1,629)
Balance as of December 31, 2007       41,759,498        434         1,615          -     (2,125)        (76)

   Share issued in January-March         165,000          2           225          -          -         225
   Exercise of options                   341,500          4           200          -          -
   Compensation related to stock
   issuance                              455,000          5           621          -          -         626
   Shares issued in April-June            10,000          -             4          -          -           4
   Net loss                                    -          -             -          -     (1,929)     (1,929)
                                      ----------   --------    ----------   --------   --------     -------
Balance as of December 31, 2008       42,730,998        445         2,665          -     (4,054)       (944)

* Represent amount less then one thousand dollar

** All share information included in this report has been retroactively adjusted to reflect the reverse merger.

The accompanying notes to these financial statements are an integral part thereof.

                                     F - 6

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                           AUGUST 10, 2006
                                                                                         (DATE OF INCEPTION)
                                                    YEAR ENDED           YEAR ENDED               TO
                                                 DECEMBER 31, 2008   DECEMBER 31, 2007    DECEMBER 31, 2008
                                                 -----------------   -----------------   -------------------

OPERATING ACTIVITIES
 Net loss                                                   (1,929)             (1,629)              (4,054)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation expense                                            -                   1                    1
 Compensation related to share and option
   issuance to employees                                       621                 (63)                 577
 Expiration of land purchase option and
   futures trading                                             102                  54                  156
 Issuance of shares                                              -                 187                  187
 Increase (decrease) in other receivables                        5                   -                    5
 Increase (decrease) in trade payables                         (95)                255                  328
 Increase (decrease)  in other accounts
   payables                                                    (49)                350                  459
                                                 -----------------   -----------------   ------------------

 Net cash used in operating activities                      (1,345)               (845)              (2,341)
                                                 -----------------   -----------------   ------------------

INVESTING ACTIVITIES
 Purchase of computer equipment                                  -                  (1)                  (4)
 Cash used in connection with acquisition                        -                (280)                (280)
 Repayment of Gamida For Life B.V. debt                        397                   -                  397
 Repayment of loan to Gamidor Diagnostics                     (230)                  -                 (230)
 Investments in land purchase options and
   futures trading                                             (20)                (70)                (193)
                                                 -----------------   -----------------   ------------------
 Net cash provided by (used in) investing
   activities                                                  147                (351)                (310)
                                                 -----------------   -----------------   ------------------

FINANCING ACTIVITIES
 Net proceeds from line of credit from
   related party                                               800               1,216                2,321
 Repayment of short term bank credit                           (39)                  -                  (39)
 Purchase of treasury shares                                     -                 (68)                 (68)
 Proceeds from issuance of shares                              440                   -                  441
                                                 -----------------   -----------------   ------------------

 Net cash provided by financing activities                   1,201               1,148                2,655
                                                 -----------------   -----------------   ------------------

 NET INCREASE (DECREASE) IN CASH                                 3                 (48)                   4
 CASH AT BEGINNING OF PERIOD                                     1                  49                    -
                                                 -----------------   -----------------   ------------------

 CASH AT END OF PERIOD                                           4                   1                    4
                                                 =================   =================   ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 7

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- GENERAL

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

                                     F - 8

NEXGEN BIOFUELS AND SUBSIDIARIES
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

         c.   Going Concern

              The Company incurred a net loss of $ 4,054 thousand for the period
              August 10, 2006 (date of inception) through December 31, 2008. As of December 31, 2008 the Company had $ 233 thousand of negative working capital, $ 944 thousand shareholders deficiency and $ 4 thousand of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary Shares, or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict.
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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

         The following accounting policies have been identified as critical to the Company's business operations and the understanding of its results of operations.

         a.   Use of estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                     F - 9

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

         b.   Financial statements in US dollars:

              The majority of the Company's sales is in US dollars or in US dollar linked currencies. In addition, the majority of the
              Company's financing is received in US dollars. Accordingly, the
              Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and
              reporting currency. Non-dollar transactions and balances have been measured into US dollars in accordance with Statement of Financial
              Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS
              No. 52"). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

         c.   Cash and cash equivalents:

              The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

         d.   Short-term bank deposits:

              The Company classifies bank deposits with maturities of more than three months and less than one year as short-term deposits.
              Short-term deposits are presented at cost, including accrued interest.

         e.   Inventories:

              Inventories, consisting of completed devices, devices partially completed and components are valued at the lower of cost
              determined by the moving-average basis or market value. The value of the inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions as to future demand and market conditions.

                                     F - 10

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         f.   Property and equipment:

              Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                     %
                                                            --------------------

                  Machinery and Equipment                           10
                  Office furniture and equipment                  7 - 33
                  Vehicles                                          15
                  Leasehold improvements                            10

         g.   Impairment of long-lived assets:

              The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144
              "Accounting for the Impairment or Disposal of Long-Lived Assets"
              ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
              recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the
              impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2008, management believes that all of the Company's long-lived assets are recoverable.

         h.   Revenue recognition:

              The Company will recognizes revenue in accordance with Staff
              Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in
              Financial Statements". Under SAB No.104, the Company recognizes revenue from the sale of products upon shipment to the customer, and the following criteria have been met: persuasive evidence of an arrangement exists, title has been transferred, price is fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

              When the above revenue recognition criteria are not met at the time products are shipped, the Company records deferred revenue.

         i.   Research and Development:

              Costs incurred in connection with the research and development of the Company's products are expensed as incurred.

         j.   Marketing and Advertising:

              Marketing and advertising costs are expensed as incurred.

                                     F - 11

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         k.   Income taxes:

              The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income
              Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

         l.   Severance pay:

              The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The
              Company's liability in Israel is fully provided by monthly deposits with insurance policies and by an accrual.

              The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

         m.   Basic and diluted net loss per share:

              Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of
              Common shares outstanding during each year, plus dilutive
              potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No.
              128, "Earnings per Share" ("SFAS No. 128").

         n.   Fair value of financial instruments:

              The financial instruments of the Company consist mainly of cash and cash equivalents, other accounts receivable, short-term bank credit, trade payables, other accounts payable and long-term loans from others.

              In view of their short term nature, the fair value of the
              financial instruments included in working capital of the Company is usually identical, or close, to their carrying value. The fair value of long-term loans also approximates the carrying value, since they bear interest at rates approximating the prevailing market rates.

                                     F - 12

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         o.   Stock-based compensation plans:

              In December 2004, the Financial Accounting Standards Board
              ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment"
              ("SFAS 123 (R)"). SFAS 123 (R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The
              Company recognizes the fair value of stock-based compensation awards as general and administrative expense in the statements of operations on a straight-line basis over the vesting period.

         p.   Recent accounting pronouncements:

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
              The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have a material impact on the Company's financial statements.

              SFAS NO. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING
              PRINCIPLES":

              In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of
              Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of
              financial statements of nongovernmental entities that are
              presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective in November 2008. The adoption of SFAS No. 162 did not have a material impact on the
              Company's financial statements.

                                     F - 13

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         P.   Recent accounting pronouncement (cont.):

              In December 2007, the Financial Accounting Standards Board (the
              "FASB") issued SFAS No. 141(R), "Business Combinations (revised
              2007)." SFAS No. 141(R) applies the acquisition method of
              accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.
              Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS
              No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt
              SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations

              SFAS 159- THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND
              LIABILITIES:

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value
              Option for Financial Assets and Financial Liabilities - Including
              an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities, did not have a material impact on the Company's financial position or results of operations.

              SFAS 157 - FAIR VALUE MEASUREMENT:

              In September 2006, the FASB issued SFAS No. 157, "Fair Value
              Measurements ("FAS 157"). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15,
              2007. In February 2008, the FASB released a FASB Staff Position
              (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on
              January 1, 2008, for financial assets and liabilities did not have a material impact on the Company's financial position or results of operations.

NOTE 3:- GAMIDA FOR LIFE BV

         According to the Purchase Agreement, Gamida is obligated to repay the
         Company for all of NexGen Biofuels Ltd. Liabilities regarding the period ended December 31, 2007.

         Gamida has repaid the above liabilities in full, until March 31, 2008.

                                     F - 14

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 4:- INVESTMENTS IN LAND PURCHASE OPTIONS

Investments in land purchase options at December 31, 2008 consist of the following:

DESCRIPTION OF                       DATE OF     DATE OF    PRICE PER
   PROPERTY          SUBSIDIARY      OPTION    EXPIRATION      ACRE     OPTIONS COST   OTHER COSTS   TOTAL

15 acres Milla     Council  Bluffs   8/01/06   8/17/09          22               7.5          13.4    20.9
County, IA         Biofuels, Inc.

160 Acres          Indiana           4/20/07   01/20/09         25                40          22.9    62.9
Shelby County,     Biofuels, Inc.
IN
                                                                        ----------------------------------

                                                                                47.5          36.3    83.8
                                                                        ==================================

Investments in land purchase options at December 31, 2007 consist of the following:

 DESCRIPTION OF                       DATE OF     DATE OF    PRICE PER
    PROPERTY         SUBSIDIARY        OPTION   EXPIRATION      ACRE     OPTIONS COST   OTHER COSTS   TOTAL

15 acres Milla     Council Bluffs    8/01/06    8/17/09          22              7.5           13.4    20.9
County, IA         Biofuels, Inc.

2 Properties       Reedsburg         10/30/06   02/01/08        2.5               20           19.2    39.2
Township of        Biofuels, Inc.    10/17/06   11/01/08
Reedsburg Sauk
County, WI

160 Acres Shelby   Indiana           4/20/07    4/20/08          25               40           22.9    62.9
County, IN         Biofuels, Inc.

407 Acres          Arkansas          10/09/07   07/09/08        9.1               20              -      20
Jefferson          Biofuels, LLC
County, AR

72 Acres           Port Clinton      1/12/07    1/12/08(2)                         1             22      23
Township of Erie   Biofuels, Inc.
Ottawa County, OH
                                                                         ---------------------------------
                                                                         $      88.5    $      77.5   $ 166
                                                                         =================================

      (1)   The aggregate purchase price of one property is $ 500; the other property has a purchase price of $ 2.5 per acre.

      (2)   Price per acre ranges from $ 10 to $ 20. The purchase price for a separate sewer and water system will be approximately $ 300 and $
            500, respectively. On January 7, 2008 the Company paid $ 7.5 to extend this option to July 12, 2008.

     (3) In January 2008, the Company extended this option to April 15, 2008.

                                     F - 15

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 5:- SHORT-TERM BANK CREDIT

                         INTEREST RATE              LINKAGE TERMS
                         -------------              -------------                 DECEMBER 31,
                                                                             2008              2007
                                                                         -------------     -------------

Short-term bank loans         7%                         NIS                   -           $          39
                                                                         =============     =============

         The short-term credit was repaid to the bank as of the end of March
         2008. Under the terms of the Purchase Agreement, Gamida repaid the
         Company the full amount.

NOTE 6:- LOAN FROM GAMIDOR DIAGNOSTICS LTD

              As part of the Purchase Agreement, the Company continues to carry an existing loan from Gamidor Diagnostics Ltd., amounting to $
              230. The loan shall only be repayable in proceeds received by the
              Company from the December 31, 2007 Plan, (the "Closing Date") in connection with the exercise of options to purchase ordinary shares of the Company, outstanding as of the Closing Date. In the event that the loan will not be fully repaid on or before 180 days following the Closing Date, then such loan shall be forgiven and cancelled and the Company shall not be obligated to make any further payment in connection with the loan.

              As of March 31, 2008, all the options were exercised and the loan was repaid in full.

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

         In 2007, the Company entered into a three year lease for 1,250 sq. feet of office space in Wesley Chapel, Florida. This lease expires on
         January 31, 2010. This lease was terminated by mutual agreement, and a smaller space in Wesley Chapel, Florida was obtained.

         At December 31, 2006, the Company entered into a lease agreement for office space in New York. The lease expired on June 30, 2007.

         Rent expense for the year ended December 31, 2008 and the year ended
         December 31, 2007, was $ 26 and $ 32, respectively.

         The following is a schedule by year of future minimum rental payments required under the aforementioned leases as of December 31, 2008:

                     2009 - $3
                     2010 - $3

                                     F - 16

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 8:- SHAREHOLDERS' DEFICIENCY

         a.   On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225 thousand to an accredited investor in a private placement transaction. In addition, the
              Company issued 15,000 shares as a 10% commission to the broker responsible for that transaction.

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

                                     F - 17

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 9:- TAXES ON INCOME

         a.   Under SFAS No. 109, deferred tax assets are to be recognized for the anticipated tax benefits associated with net operating loss carryforwards and deductible temporary differences, unless it is more likely than not that some or all of the deferred tax assets will not be realized.

              Since the realization of the net operating loss carryforwards and deductible temporary differences is uncertain and considered unlikely, a valuation allowance has not been established for the full amount of the tax benefits. As of December 31, 2008 the
              Company has net operating loss ("NOL") carryforwards for Israeli tax purposes of approximately $ 14,000 which may be used to offset taxable income, subject to annual limitations. Such NOL has no expiration date.

         b.   Reduction in corporate income tax rate in Israel:

              On July 25, 2005 an amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on
              Israeli companies. This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows:
              in 2006 - 31%; in 2007 - 29%; in 2008 - 27%; in 2009 - 26% and
              thereafter 25%. This change does not have a material effect on the
              Company's financial statements.

                                     F - 18

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 10:- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         2 Shareholders were due to receive annual compensation amounting to
         $165,due to the financial situation of the company the shareholders were unable to receive the compensation due and as a result the salaries were accrued and not paid, total amount due is $330.

         On March 30th, 2008 the company and a shareholders signed a credit facility agreement as follows: Loan. The Lender hereby loans the
         Borrower an amount of up to US $500,000 (the "Loan"). The loan will be given in installments, as requested by the Borrower. The Loan shall bear an annual interest rate of Libor+3%.

         Maturity Date. The Loan and the interest shall become due and payable on (i) the date that the Borrower shall raise sufficient funding from investors or, (ii) from the first available cash above the running cost of the Lender or, (iii) on or before April 1, 2009, which ever comes first.

         As of December 31, 2008 balance of loan and highest balance of the year amounted to $310,an amount of $7 was recorded as interest.

NOTE 11:- SUBSEQUENT EVENTS

         a.   On March 29th, 2009 the company announced that it has signed a non-binding Letter of Intent with WORLD VENTURE MANAGEMENT INC., a
              Nevada based company (herein referred to as ("WVM" ) and Mac
              Bioventures, Inc. The transaction includes (i) the transfer to
              NexGen of WVM's assets relating to its Real Estate acquisitions and asset management enterprise, such as Hotel/Casinos, Wineries and Vineyards, Refineries, Office Buildings and Apartment
              Complexes, Shopping Malls and other commercial buildings, in addition to the management of certain assets such a Gemstones,
              Gold and Diamonds and in-ground assets such as Coal and Oil, Gas and Natural Gas, in the United States in consideration for a controlling stake in NexGen and (ii) the purchase of NexGen's holdings in its subsidiaries by Mac Bioventures in consideration for a part of the debt it's assuming in NexGen.

              The Letter of Intent further contemplates that the number of shares up to 65 million to be issued in consideration for WVM's assets shall be based on the valuation of the assets to be provided by a recognized valuation firm.

              Closing of the transaction is subject to the negotiation and execution of definitive agreements, the completion of due
              diligence, the receipt of the necessary corporate, regulatory and third party approvals, including NexGen's shareholders and the approval of an Israeli District Court. No assurance can be given that a definitive agreement will be signed or that the transaction will close.

         b.   Subsequent to balance sheet date all directors of the company except one have resigned. This situation does not meet the requirements of the Israeli Corporate law as to minimal number of directors required by a public company.

                                     F - 19

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

SIGNATURE                               TITLE                         DATE
---------                               -----                         ----

/s/ J. Ram Ajjarapu       Chief Executive Officer and Director    April 15, 2009
-----------------------   (Principal Executive Officer)
J. Ram Ajjarapu