Form 10-Q
period 2009-03-31
NEXGEN BIOFUELS LTD
filed 2009-05-20
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                    FORM 10-Q

                             ---------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the nine month period ended March 31, 2009

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        For the transition period from to

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

               CLASS                      OUTSTANDING AS OF MAY 20, 2009
-----------------------------------     -----------------------------------
Ordinary Shares, NIS 0.04 Par Value              42,730,998 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

          PART I

Item 1.   Financial Statements
          Consolidated Balance Sheets - March 31, 2009 (unaudited) and
          December 31, 2008 (audited)                                          3
          Consolidated Statements of Operations (Unaudited) -
          Three-month periods ended March 31, 2009 (unaudited) and
          2008 (unaudited), and from August 10, 2006 (inception) to
          March 30, 2009 (unaudited)                                           5
          Consolidated Statements of Cash Flows (Unaudited) - For the
          Three-month periods ended March 31, 2009 and 2008 and from
          August 10, 2006 (inception) to March 31, 2009 (unaudited)            6
          Notes to Unaudited Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

Item 3.   Controls and Procedures                                             16

          PART II

Item 1.   Legal Proceedings                                                   17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.   Default Upon Senior Securities                                      17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits                                                            17

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                             MARCH 31      DECEMBER 31
                                             2 0 0 9        2 0 0 8
                                            ----------     ----------
                                             UNAUDITED      AUDITED
                                            ----------     ----------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         2              4
                                            ----------     ----------

LONG-TERM INVESTMENTS
   Investments in land purchase options             21             84
                                            ----------     ----------

PROPERTY AND EQUIPMENT, NET                          5              5
                                            ----------     ----------

   Total Assets                                     28             93
                                            ==========     ==========

          The accompanying notes to these financial statements are an integral partthereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                               MARCH 31      DECEMBER 31
                                                                               2 0 0 9         2 0 0 8
                                                                              ----------      ----------
                                                                              UNAUDITED        AUDITED
                                                                              ----------      ----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Line of credits from related parties                                                 898             807
   Trade payables                                                                    222             217
   Other accounts payables                                                            12              13
                                                                              ----------      ----------
    Total current liabilities                                                      1,132           1,037
                                                                              ----------      ----------

SHAREHOLDERS' DEFICIT
Share capital
   Ordinary shares NIS 0.04 par value -Authorized 1,900,000,000 shares as of March 31, 2009 and December 31, 2008;
   Issued and outstanding: 42,730,998 shares as of March 31, 2009 and
     December 31, 2008                                                               445             445
   Additional paid-in capital                                                      2,665           2,665
   Accumulated deficit                                                            (4,214)         (4,054)
                                                                              ----------      ----------
    Total shareholders' deficit                                                   (1,104)           (944)
                                                                              ----------      ----------

   Total liabilities and shareholders' deficit                                        28              93
                                                                              ==========      ==========

           The accompanying notes to these financial statements are an integral part thereof.

                May 20, 2009
--------------------------------------------         ---------------------------
Date of Approval of the Financial Statements                   Director

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                                 AUGUST 10, 2006
                                                                                                    (DATE OF
                                                                         THREE MONTHS ENDED         INCEPTION)
                                                                               MARCH 31,           TO MARCH 31,
                                                                         2009           2008         2 0 0 9
                                                                      ----------     ----------     ----------
                                                                               UNAUDITED            UNAUDITED
                                                                      -------------------------     ----------

EXPENSES:
Legal and professional                                                        11            223          1,231
Salaries expense                                                              83            156          1,189
Travel expense                                                                 3             71            393
Loss from expiration of land purchase option and futures trading             -.-            -.-            231
Compensation on shares issuance and options                                  -.-            475            621
Other expenses                                                               -.-             73            406
                                                                      ----------     ----------     ----------

Net loss from operations                                                      97            998          4,071

Interest expense                                                             -.-              3             84
Capital loss                                                                  63            -.-             59
                                                                      ----------     ----------     ----------

NET LOSS                                                                     160          1,001          4,214
                                                                      ----------     ----------     ----------

  Basic and diluted loss per share                                         0.004           0.02           0.12
                                                                      ==========     ==========     ==========

Weighted average number of shares used in computing basic and
diluted loss per share attributed to Ordinary shareholders            42,730,998     42,720,998     35,639,733
                                                                      ==========     ==========     ==========

        The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                AUGUST 10, 2006
                                                                               (DATE OF INCEPTION)
                                                     THREE MONTHS ENDED                TO
                                              MARCH 31, 2009   MARCH 31, 2008     MARCH 31,2009
                                               ------------     ------------      ------------
                                                         UNAUDITED                  UNAUDITED
                                               -----------------------------      ------------

OPERATING ACTIVITIES
 Net loss                                              (160)          (1,001)           (4,214)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation expenses                                  -.-              -.-                 1
 Compensation related to share and option
   issuance to employees                                -.-              475               577
 Expiration of land purchase option and
   futures trading                                       63              -.-               219
 Issuance of shares                                     -.-              -.-               187
 Increase (decrease) in other receivables               -.-              (28)                5
 Increase (decrease) in trade payables                    5             (153)              326
 Increase (decrease)  in other accounts
   payables                                              (1)              43               458
                                               ------------     ------------      ------------

 Net cash used in operating activities                  (93)            (664)           (2,441)
                                               ------------     ------------      ------------

INVESTING ACTIVITIES
 Purchase of computer equipment                         -.-              -.-                (4)
 Cash used in connection with acquisition               -.-              -.-              (280)
 Repayment of Gamida For Life B.V. debt                 -.-              386               397
 Repayment of loan to Gamidor Diagnostics               -.-             (230)             (230)
 Investments in land purchase options and
   futures trading                                      -.-              -.-              (193)
                                               ------------     ------------      ------------

 Net cash provided by (used in) investing
   activities                                           -.-              156              (310)
                                               ------------     ------------      ------------

FINANCING ACTIVITIES
 Net proceeds from line of credit from
   related party                                         91               82             2,419
 Repayment of short term bank credit                    -.-              (23)              (39)
 Purchase of treasury shares                            -.-              -.-               (68)
 Proceeds from issuance of shares                       -.-              455               441
                                               ------------     ------------      ------------

 Net cash provided by financing activities               91              514             2,753
                                               ------------     ------------      ------------

 NET INCREASE (DECREASE) IN CASH                         (2)               6                 2
 CASH AT BEGINNING OF PERIOD                              4                1               -.-
                                               ------------     ------------      ------------

 CASH AT END OF PERIOD                                    2                7                 2
                                               ============     ============      ============

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

     c.   Going Concern

          The Company incurred a net loss of $ 4,214 thousand for the period
          August 10, 2006 (date of inception) through March 31, 2009. As of
          March 31, 2009 the Company had $ 1,130 thousand of negative working capital, $ 1,104 thousand shareholders deficiency and $ 2 thousand of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary
          Shares, or debt financing in order to operate and grow the business.
          There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the
          Company's control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. In 2008, the credit and financial markets have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, an unprecedented level of intervention from the United States federal government and other foreign governments and tighter availability of credit and financing. Although we have made substantial efforts to obtain capital funding, in the current global economy it is unlikely that such financing will be available to us in the near term. We intend to reevaluate the conditions in the credit and financial markets and the availability of capital during the first quarter of 2009, but if we continue to be unable to obtain additional financing, we will have to consider various alternatives concerning the future of the Company, including, among others, a change in our business plan, the possibility of terminating the Company's public reporting status and/or seeking a buyer for the Company's business.

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

     d.   Basis of Presentation-Interim Financial Statements

          The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
          Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Except as disclosed in Note 1e below, the accounting policies used in preparing these consolidated financial statements are the same as those described in the consolidated financial statements in the Company's Annual Report on
          Form 10-K for the year ended December 31, 2008. Filed April 15, 2009.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          SFAS NO. 141(REVISED 2007): BUSINESS COMBINATIONS ("SFAS NO. 141(R)")
          AND SFAS NO. 160: NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL
          STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS NO. 160"):

          In December 2007, the FASB issued SFAS No. 141(R) and SFAS No. 160.
          SFAS No. 141(R) will significantly change how business acquisitions are accounted for at the acquisition date and in subsequent periods.
          The standard changes the accounting for the business combination at the acquisition date to a fair value based approach rather than the cost allocation approach currently used. Other differences include changes in the accounting for acquisition related costs, contingencies and income taxes. SFAS No. 160 changes the accounting and reporting for minority interests, which will be classified as a component of equity and will be referred to as noncontrolling interests.

          SFAS No. 141(R) and SFAS No. 160 will be effective for public companies for fiscal years beginning on or after December 15, 2008.
          SFAS No. 141(R) and SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements in SFAS No. 160 for existing minority interests which will require retroactive adoption.
          Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not applicable for the company.

          SFAS NO. 161 "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING
          ACTIVITIES" ("SFAS NO. 161"):

          In March 2008, the FASB issued SFAS No. 161 "Disclosures about
          Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which will require increased disclosures about an entity's strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning on January 1, 2009 on a prospective basis. The adoption did not have an impact on the
          Company's results of operations or financial condition.

          FSP NO. FAS 142-3: DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE
          ASSETS ("FSP NO. FAS 142-3"):

          In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under
          SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R).

          The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after
          December 15, 2008, January 1, 2009 for the Company, and is to be
          applied prospectively. Early adoption is prohibited. The Company does not believe the adoption will have an impact on the Company's financial condition, results of operations, or cash flows.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          EITF 08-3: ACCOUNTING BY LESSEES FOR MAINTENANCE DEPOSITS ("EITF
          08-3"):

          In June 2008, the Emerging Issues Task Force ("EITF") issued EITF
          08-3, which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3, nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee's accounting policy. EITF 08-3 is effective for the Company beginning on January 1,
          2009. Early adoption is not permitted. The effect of adoption will be reflected as a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings in the year of adoption. The adoption of EITF 08-3, did not have an impact on the Company's financial statements.

          FSP NO. 157-3: DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN
          THE MARKET FOR THAT ASSET IS NOT ACTIVE ("FSP NO. 157-3"):

          In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgments.

          FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP
          No. 157-3 did not have an impact on the Company.

          FSP NO. FAS 132(R)-1: EMPLOYERS' DISCLOSURES ABOUT POSTRETIREMENT
          BENEFIT PLAN ASSETS ("FSP NO. FAS 132(R)-1"):

          In December 2008, the FASB issued FSP No. FAS 132(R)-1, which provides guidance regarding an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009, or the year ending December 31, 2009 for the Company. The Company has reviewed FAS
          132 (R) and determined is not applicable for the Company.

          FAS 115-2 AND FAS 124-2 - RECOGNITION AND PRESENTATION OF
          OTHER-THAN-TEMPORARY IMPAIRMENTS:

          In April 2009, the FASB Issued FAS No. 115-2 and FAS No. 124-2,
          "Recognition and Presentation of Other-Than-Temporary Impairments".
          This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 157-4 and FSP FAS 115-2/FAS 124-2 must be adopted at the same time.

          FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and it will have no impact on the Company's financial statements.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          FAS 157-4 - DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF
          ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND
          IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY:

          In April 2009, the FASB Issued FAS No. 157-4, "Determining Fair Value
          When the Volume and Level of Activity for the Asset or Liability Have
          Significantly Decreased and Identifying Transactions That Are Not
          Orderly"

          This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, FAIR
          VALUE MEASUREMENTS, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009. The company believes that it will not have an impact on its financial statements.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

     OPTIONS

     a.   The Company granted on January 9, 2008, one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan
          (defined below). The Options have the following terms, among others:
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

          According to the Purchase Agreement, the Company granted to Israel
          Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $ 352 thousand, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release two years period of the restricted shares. The agreement was terminated. The total grant fair value recorded was $176 thousand.

     b.   All directors of the Company, except one, have resigned. This situation does not meet the requirements of the Israeli Corporate law as to minimal number of directors required by a public company.

NOTE 3 - RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2009, the Company incurred related party expenses as follows: salary expenses in the amount of $83 thousand.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4 - OTHER SIGNIFICATN CURRENT PERIOD EVENTS

     On March 29, 2009, the Company announced that it signed a non-binding
     Letter of Intent with World Venture Management, Inc., a Nevada based company (hereinafter: "WVM") and Mac Bioventures, Inc. The transaction includes (i) the transfer to NexGen of WVM's assets relating to its real estate acquisitions and asset management enterprises, such as hotel/casinos, wineries and vineyards, refineries, office buildings and apartment complexes, shopping malls and other commercial buildings, in addition to the management of certain assets such as gemstones, gold and diamonds and in-ground assets such as coal and oil, gas and natural gas, in the United states in consideration for a controlling stake in NexGen and
     (ii) the purchase of NexGen's holdings in its subsidiaries by Mac
     Bioventures in consideration for a part of the debt it is assuming in
     NexGen.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008(IN
THOUSANDS)

NexGen is a development stage company which has operational cost related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The Legal and professional cost amounted to $ 11 for the three month period ended March 31, 2009 compared to $ 223 for the three months ended March 31,
2008.

The salaries for the three month period ended March 31, 2009 amounted to $ 83 compared to $ 223 for the three months ended March 31, 2008.

The travel expenses for the three month period ended March 31, 2009 amounted to
$ 3compared to $ 71 for the three months ended March 31, 2008. Travel costs are for travel in the U.S. and out of the U.S. in connection with our efforts to raise funds during 2008.

During the three month period ended March 31, 2009, we had $ 0 in compensation expenses related to the issuance of shares and option shares to employees and a director, as compared to $ 475 compensation expenses for the comparable period of 2008.

Net loss for three month period ended March 31, 2009 amounted to $ 160 and $
1,001 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $ 158 at March 31, 2008, compared to a negative of $ 398 at March 31, 2008. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $ 93 for the three month period ended March 31, 2009 compared to $ 664 net cash used in operating activities for the three months ended March 31, 2008.

Cash provided by investing activities amounted to $ 0 for the three month period ended March 31, 2009 compared to $ 156 used in investing activities in the three months ended March 31, 2008.

Cash provided from financing activities amounted to $ 91 for the three month period ended March 31, 2009 compared to $ 514 for the three months ended March
31, 2008. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of NexGen's business.
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

                                     NEXGEN BIOFUELS LTD.

Dated: May 20, 2009
                                     By: /s/ J. Ram Ajjarapu
                                     -----------------------
                                     J. Ram Ajjarapu
                                     Chief Executive Officer

