Form 10-Q
period 2009-06-30
NEXGEN BIOFUELS LTD
filed 2009-08-12
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the six months period ended June 30, 2009

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 000-17788

                              NEXGEN BIOFUELS LTD.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTERS)

                 ISRAEL                                           N/A
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   8909 REGENTS PARK DRIVE, SUITE 210                            33547
             TAMPA, FLORIDA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                                 (813) 293-3534
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

               CLASS                           OUTSTANDING AS OF AUGUST 4, 2008
-----------------------------------           ----------------------------------
Ordinary Shares, NIS 0.04 Par Value                   42,730,198 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

           Consolidated Financial Statements

           Consolidated Balance Sheets - June 30, 2009 and December 31, 2008                          3-4

           Consolidated Statements of Operations - Six months and Three-month periods ended June 30, 2009 and 2008, and from August 10, 2006 (inception) to June 30,
           2009 (unaudited)                                                                             5

           Consolidated Statements of Cash Flows - For the Six months ended June 30, 2009
           and 2008 and from August 10, 2006 (inception) to June 30, 2009                               6

           Notes to Consolidated Financial Statements                                                7-15

Item 1.    Investment in Land Purchase Options                                                         15

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                  15

Item 3.    Controls and Procedures                                                                     18

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                   JUNE 30,       DECEMBER 31,
                                                   2 0 0 9          2 0 0 8
                                                 ------------    ------------
                                                  UNAUDITED         AUDITED
                                                 ------------    ------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                2               4
                                                 ------------    ------------

LONG-TERM INVESTMENTS
   Investments in land purchase options                    21              84
                                                 ------------    ------------

PROPERTY AND EQUIPMENT, NET                                 5               5
                                                 ------------    ------------

   Total Assets                                            28              93
                                                 ============    ============

   The accompanying notes to these financial statements are an integral part thereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                JUNE 30,       DECEMBER 31,
                                                                                2 0 0 9          2 0 0 8
                                                                              ------------     ------------
                                                                                UNAUDITED         AUDITED
                                                                              ------------     ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Credits from related parties                                                           901              807
   Trade payables                                                                      238              217
   Other accounts payables                                                              12               13
                                                                              ------------     ------------
    Total current liabilities                                                        1,151            1,037
                                                                              ------------     ------------

SHAREHOLDERS' DEFICIT
Share capital
   Ordinary shares NIS 0.04 par value - Authorized 1,900,000,000 shares as of June 30, 2009 and December 31, 2008;
   Issued and  outstanding: 42,730,998 shares as of June 30,
     2009 and December 31, 2008                                                        445              445
   Additional paid-in capital                                                        2,665            2,665
   Accumulated deficit                                                              (4,233)          (4,054)
                                                                              ------------     ------------
   Total shareholders' deficit                                                      (1,123)            (944)
                                                                              ------------     ------------

   Total liabilities and shareholders' deficit                                          28               93
                                                                              ============     ============

   The accompanying notes to these financial statements are an integral part thereof.

            August 11, 2009
--------------------------------------------       -----------------------------
Date of Approval of the Financial Statements                Director

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                 AUGUST 10, 2006
                                              THREE MONTHS ENDED           SIX MONTHS ENDED        (INCEPTION)
                                                   JUNE 30,                    JUNE 30,          THROUGH JUNE 30,
                                              2009          2008          2009          2008         2 0 0 9
                                           ----------    ----------    ----------    ----------    ----------
                                                  UNAUDITED                   UNAUDITED            UNAUDITED
                                           ------------------------    ------------------------    ----------

EXPENSES:
Legal and professional                             17           138            28           361         1,001
Salaries                                          -.-           115            83           271         1,189
Travel                                            -.-            24             3            95           394
Loss from expiration of land purchase
option and futures trading                        -.-            20            63            20           294
Compensation on shares issuance and
options                                           -.-            59           -.-           534           621
Other expenses                                      2            38             2           111           654
                                           ----------    ----------    ----------    ----------    ----------

Net loss from operations                           19           394           179         1,392         4,153

Interest expense                                  -.-             4           -.-             7            84
Capital gain                                      -.-           -.-           -.-           -.-            (4)
                                           ----------    ----------    ----------    ----------    ----------

NET LOSS                                           19           398           179         1,399         4,233
                                           ----------    ----------    ----------    ----------    ----------

Basic and diluted loss per share
                                                0.004          0.01         0.004          0.03           0.1
                                           ==========    ==========    ==========    ==========    ==========

Weighted average number of shares used
in computing basic and diluted loss
per share attributed to Ordinary
shareholders
                                           42,730,998    42,730,998    42,730,998    42,730,998    36,247,555
                                           ==========    ==========    ==========    ==========    ==========

   The accompanying notes to these financial statements are an integral part thereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                         AUGUST 10, 2006
                                                  SIX MONTHS ENDED     (DATE OF INCEPTION)
                                               JUNE 30,      JUNE 30,      TO JUNE 30,
                                                 2009          2008           2009
                                              ----------    ----------     ----------
                                                      UNAUDITED             UNAUDITED
                                              ------------------------     ----------

OPERATING ACTIVITIES
 Net loss                                           (179)       (1,399)        (4,233)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation expenses                               -.-           -.-              1
 Compensation related to share and option
   issuance to employees                             -.-           533            577
 Expiration of land purchase option and
   futures trading                                    63            20            219
 Issuance of shares                                  -.-           -.-            187
 Increase (decrease) in other receivables            -.-           (19)             5
 Increase (decrease) in trade payables                21          (146)           349
 Increase (decrease)  in other accounts
   payables                                           (1)          (36)           458
                                              ----------    ----------     ----------

 Net cash used in operating activities               (96)       (1,047)        (2,437)
                                              ----------    ----------     ----------

INVESTING ACTIVITIES
 Purchase of computer equipment                      -.-           -.-             (4)
 Cash used in connection with acquisition            -.-           -.-           (280)
 Repayment of Gamida For Life B.V. debt              -.-           397            397
 Repayment of loan to Gamidor Diagnostics            -.-          (230)          (230)
 Investments in land purchase options and
   futures trading                                   -.-           -.-           (193)
                                              ----------    ----------     ----------

 Net cash provided by (used in) investing
   activities                                        -.-           167           (310)
                                              ----------    ----------     ----------

FINANCING ACTIVITIES
 Credit from related party                            94           476          2,415
 Repayment of short term bank credit                 -.-           (35)           (39)
 Purchase of treasury shares                         -.-           -.-            (68)
 Proceeds from issuance of shares                    -.-           440            441
                                              ----------    ----------     ----------

 Net cash provided by financing activities            94           881          2,749
                                              ----------    ----------     ----------

 NET INCREASE (DECREASE) IN CASH                      (2)            1              2
 CASH AT BEGINNING OF PERIOD                           4             1            -.-
                                              ----------    ----------     ----------

 CASH AT END OF PERIOD                                 2             2              2
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION

     a.   General

          NexGen Biofuels Ltd. (formally: Healthcare Technologies Ltd.) and its subsidiaries (the "Company" or "NexGen"), is a development stage company that is currently seeking to green develop and/or acquire blending terminal facilities and, ethanol and bio-diesel plants in the
          United States.

          NexGen Biofuels Ltd. was established as an Israeli corporation. Prior to closing of the Purchase Agreement on December 31, 2007, the
          Company's business was in the field of diagnostic and biotech. In accordance with the Purchase Agreement, dated January 16, 2007, as amended (the "Purchase Agreement"), and consummated on December 31,
          2007, by and among, the Company, NexGen Biofuels, Inc., ("NexGen
          Bio"), MAC Bioventures Inc., ("MAC"), the parent company of NexGen
          Bio, and Gamida for Life B.V., ("Gamida"), the parent company of
          NexGen, the Company completed a Plan of Arrangement (the "Plan") as following:

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

          3.   The Company issued to MAC and MAC's designees an aggregate of
               38,280,000 ordinary shares, representing the $58 million
               appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of NexGen share) less 1%; In addition, the Company issued 386,666 ordinary shares to one of its directors. see also note 2a.

          The Plan was approved by the shareholders approval on December 4,
          2007.

          Prior to the Plan, the Company had no substantial operations as it had transferred all of its existing assets to Gamida. Therefore, the financial statements and accompanying notes represent the historical results of NexGen Bio, unless otherwise stated.

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

     c.   Going Concern

          The Company incurred a net loss of $ 4,233 thousand for the period
          August 10, 2006 (inception) through June 30, 2009. As of June 30, 2009 the Company had $ 1,149 thousand of negative working capital, a deficit of $ 1,123 thousand and $ 2 thousand of cash. The Company depends upon capital to be derived from future financial activities, such as future offerings of its Ordinary Shares, or debt financing in order to operate and increase or expand the business. There can be no assurance that the Company will be successful in raising such capital.
          The key factors that are not within the Company's control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to increase or expand the business. There may be other risks and circumstances that management may be unable to predict. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     e.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          SFAS 157 - FAIR VALUE MEASUREMENT:

          In September 2006, the FASB issued SFAS No. 157, "Fair Value
          Measurements ("FAS 157"). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is in effect for financial statements issued for fiscal years beginning after November 15, 2007. In February
          2008, the FASB released a FASB Staff Position (FSP FAS 157-2-
          Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The company believes that the adoption of SFAS No. 157 will not have an impact on the Company's financial position or results of operations.

          SFAS 159- THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES:

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an
          amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS
          No. 159 on January 1, 2008, for financial assets and liabilities did not have an impact on the Company's financial position or results of operations.

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

     EITF 08-3: ACCOUNTING BY LESSEES FOR MAINTENANCE DEPOSITS ("EITF 08-3"):

     In June 2008, the Emerging Issues Task Force ("EITF") issued EITF 08-3, which clarifies how a lessee accounts for nonrefundable maintenance deposits. Under EITF 08-3, nonrefundable maintenance deposits will be recorded as a deposit asset and as reimbursable maintenance is performed by the lessee, the underlying maintenance is expensed or capitalized in accordance with the lessee's accounting policy. EITF 08-3 is in effect for the Company beginning on January 1, 2009. Early adoption is not permitted.
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

     FSP FAS 115-2 and FAS 124-2 is in effect for interim and annual reporting periods ending after June 15, 2009, and it will have no impact on the
     Company's financial statements.

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

     This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, FAIR VALUE
     MEASUREMENTS, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS
     No. 157-4 is in effect for interim reporting periods ending after June 15,
     2009. The company believes that it will not have an impact on its financial statements.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

     Options

     a.   On January 9, 2008, the Company granted one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan.
          The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration; (ii) an exercise price of $1.50 per share, and (iii) vesting and exercise rights in five annually equal installments of 130,000 shares each. The Company has accounted for these options in accordance with FAS123(R). The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model. As of June 1 2008, the employment agreement with the executive was terminated by mutual agreement. The total grant fair value recorded was $ 28 thousand.

          According to the Purchase Agreement, the Company granted to Israel
          Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this grant in accordance with FAS123(R). The total grant date fair value was $ 352 thousand, reflecting the quoted market price of the Company's Ordinary shares as of the date of grant over the purchase price of $ 0 as compensation expense, ratably over the release two years period of the restricted shares. The agreement was terminated. The total grant fair value recorded was $176 thousand.

     b.   All directors of the Company, except one, have resigned. This situation does not meet the requirements of the Israeli Corporate law as to minimal number of directors required by a public company.

NOTE 3 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2009, the Company recorded related party salary in the amount of $ 83 thousand.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 4 - OTHER SIGNIFICANT CURRENT PERIOD EVENTS

     On March 29, 2009, the Company announced that it had signed a non-binding
     Letter of Intent with World Venture Management, Inc., a Nevada based company (hereinafter: "WVM") and Mac Bioventures, Inc. The transaction includes (i) the transfer to NexGen of WVM's assets relating to its real estate acquisitions and asset management enterprises, such as hotel/casinos, wineries and vineyards, refineries, office buildings and apartment complexes, shopping malls and other commercial buildings, in addition to the management of certain assets such as gemstones, gold and diamonds and in-ground assets such as coal and oil, gas and natural gas, in the United states in consideration for a controlling stake in NexGen and
     (ii) the purchase of NexGen's holdings in its subsidiaries by Mac
     Bioventures in consideration for a part of the debt it is assuming in
     NexGen. This agreement was further extended until August 31, 2009.

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

ITEM 1:- INVESTEMENTS IN LAND PURCHASE OPTIONS

     Due to the depressed state of the ethanol/biodiesel industry, coupled with lack of Greenfield project financing for ethanol/biodiesel projects, the
     Company will not extend any of the land options upon expiration.

ITEM 2:- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS
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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS PERIODS ENDED JUNE 30, 2009 AND
2008 (IN THOUSANDS)

NexGen is a development stage company which has not yet generated any revenues from operations, but which has operational costs related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The legal and professional costs amounted to $17 for the three months ended June
30, 2009 compared to $138 for the three months ended June 30, 2008. The legal and professional costs amounted to $28 for the six months ended June 30, 2009 compared to $361 for the six months ended June 30, 2008.

The salaries for the three months ended June 30, 2009 amounted to $0 compared to
$115 for the three months ended June 30, 2008. The salaries for the six months ended June 30, 2009 amounted to $83 compared to $271 for the six months ended
June 30, 2008.

The travel expenses for the three months ended June 30, 2009 amounted to
$0compared to $24 for the three months ended June 30, 2008. The travel expenses for the six months ended June 30, 2009 amounted to $3 compared to $95 for the six months ended June 30, 2008. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement during 2007 and, our efforts to raise funds during 2009.

During the three months ended June 30, 2009, we had $ 0 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $59 compensation expenses for the comparable period of 2008. During the six months ended June 30, 2009, we had $0 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $534 compensation expenses for the comparable period of 2008.

Net loss for the three months ended June 30, 2009 amounted to $19 and $394 for the three months ended June 30, 2008. Net loss for the six months ended June 30,
2009 amounted to $179 and $1,392 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $ 156 at June 30, 2009, compared to a negative of $287 at June 30, 2008. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $(96) for the six months period ended June 30, 2009 compared to $(1,047) net cash used in operating activities for the six months ended June 30, 2008.

Cash provided by investing activities amounted to $0 for the six months period ended June 30, 2009 compared to $167 used in investing activities in the six months ended June 30, 2008.

Cash provided from financing activities amounted to $94 for the six months period ended June 30, 2009 compared to $881for the six months ended June 30,
2008. Financing activities for both periods represent net cash received from the
Company's controlling shareholder for the development of NexGen's business.
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

As of June 30, 2009, the Company was not subject to any off balance agreements, other then the office lease agreement disclosed under Item 2 "Description of
Property" in our Form 10K.

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures

          The Company performed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and
          15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the Company's evaluation, the Company's management, including the Chief Executive
          Officer and the principal Financial Officer, has concluded that the
          Company's disclosure controls and procedures as of the end of the period covered by this report were effective.

     (b)  Change in internal control over financial reporting. No change in the
          Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting

     (c)  Management believes that a controls system, no matter how well designed and operated cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

