Form 10-Q
period 2009-09-30
NEXGEN BIOFUELS LTD
filed 2009-11-12
CIK 835688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the nine months period ended September 30, 2009

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-17788

                              NEXGEN BIOFUELS LTD.
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN ITS CHARTERS)

                  ISRAEL                                       N/A
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      8909 REGENTS PARK DRIVE, SUITE 210
               TAMPA, FLORIDA                                 33547
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

             CLASS                           OUTSTANDING AS OF NOVEMBER 11, 2009
-----------------------------------          -----------------------------------
Ordinary Shares, NIS 0.04 Par Value                   42,730,198 Shares

                              NEXGEN BIOFUELS LTD.
                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

         Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 2009 and December 31, 2008      3-4

         Consolidated Statements of Operations - Six months and Three-month periods ended June 30, 2009 and 2008, and from August 10, 2006
         (inception) to June 30, 2009 (unaudited)                                5

         Consolidated Statements of Cash Flows - For the Six months ended
         June 30, 2009 and 2008 and from August 10, 2006 (inception)
         to June 30, 2009                                                        6

         Notes to Consolidated Financial Statements                             7-13

Item 1.  Investment in Land Purchase Options                                     14

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   14

Item 3.  Controls and Procedures                                                 16

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                SEPTEMBER 30,   DECEMBER 31,
                                                   2 0 0 9        2 0 0 8
                                                   --------      --------
                                                  UNAUDITED       AUDITED
                                                   --------      --------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                              2             4
                                                   --------      --------

LONG-TERM INVESTMENTS
   Investments in land purchase options                   -            84
                                                   --------      --------

PROPERTY AND EQUIPMENT, NET                               5             5
                                                   --------      --------

   Total Assets                                           7            93
                                                   ========      ========

The accompanying notes to these financial statements are an integral part thereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                      2 0 0 9             2 0 0 8
                                                                                      --------           --------
                                                                                      UNAUDITED          AUDITED
                                                                                      --------           --------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Credits from related parties                                                               903                807
   Trade payables                                                                          157                217
   Other accounts payables                                                                  12                 13
                                                                                      --------           --------
    Total current liabilities                                                            1,072              1,037
                                                                                      --------           --------

SHAREHOLDERS' DEFICIT
Share capital
   Ordinary shares NIS 0.04 par value -Authorized  1,900,000,000 shares as of June 30, 2009 and December 31, 2008;
   Issued and outstanding: 42,730,998 shares as of June 30, 2009 and
     December 31, 2008                                                                     445                445
   Additional paid-in capital                                                            2,665              2,665
   Accumulated deficit                                                                  (4,175)            (4,054)
                                                                                      --------           --------
    Total shareholders' deficit                                                         (1,065)              (944)
                                                                                      --------           --------

   Total liabilities and shareholders' deficit                                               7                 93
                                                                                      ========           ========

              September 11, 2009
   --------------------------------------------           ----------------------
   Date of Approval of the Financial Statements                 Director

The accompanying notes to these financial statements are an integral part thereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                                         AUGUST 10, 2006
                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED             (INCEPTION)
                                                        SEPTEMBER 30,                          SEPTEMBER 30,          THROUGH SEPTEMBER 30,
                                                 2009                     2008           2009              2008              2 0 0 9
                                              -----------             -----------     -----------      -----------        -----------
                                                           UNAUDITED                              UNAUDITED                UNAUDITED
                                              -----------------------------------     ----------------------------        -----------

EXPENSES:
Legal and professional fees                            12                     (60)            (16)            (421)            (1,236)
Salaries                                                -                    (112)            (83)            (383)            (1,189)
Travel                                                  2                     (20)             (1)            (115)              (392)
Loss from expiration of land purchase
option and futures trading                            (21)                    (42)            (84)             (62)              (315)
Compensation on shares issuance and
options                                                 -                     (43)              -             (577)              (621)
Other expenses                                          1                     (14)             (1)            (125)              (406)
Write-off of balances                                  64                       -              64                -                 64
                                              -----------             -----------     -----------      -----------        -----------

Net income (loss) from operations                      58                    (291)           (121)          (1,683)            (4,095)

Interest income (expense)                               -                      (1)              -               (8)               (84)
Capital loss                                            -                       -               -                -                  4
                                              -----------             -----------     -----------      -----------        -----------

NET INCOME (LOSS)                                      58                    (292)           (121)          (1,691)            (4,175)
                                              -----------             -----------     -----------      -----------        -----------

Basic  and  diluted  income  (loss)
per share                                           0.001                   (0.01)         (0.003)           (0.04)             (0.16)
                                              ===========             ===========     ===========      ===========        ===========
Weighted average number of shares used in
computing basic and diluted loss per
share attributed to Ordinary shareholders      42,730,998              42,730,998      42,730,998       42,725,442         25,941,117
                                              ===========             ===========     ===========      ===========        ===========

The accompanying notes to these financial statements are an integral part thereof.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                     AUGUST 10, 2006
                                                          NINE MONTHS ENDED       (DATE OF INCEPTION) TO
                                                     SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                        2009            2008               2009
                                                      --------        --------           --------
                                                             UNAUDITED                   UNAUDITED
                                                      ------------------------           --------

OPERATING ACTIVITIES
 Net loss                                                 (121)         (1,691)            (4,175)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation expenses                                     -.-             -.-                  1
 Compensation related to share and option
   issuance to employees                                   -.-             577                577
 Expiration of land purchase option and
   futures trading                                          84              62                240
 Issuance of shares                                        -.-             -.-                187
 Increase (decrease) in other receivables                  -.-             (19)                 5
 Increase (decrease) in trade payables                     (60)           (133)               268
 Increase (decrease) in other accounts payables             (1)            (36)               458
                                                      --------        --------           --------

 Net cash used in operating activities                     (98)         (1,240)            (2,439)
                                                      --------        --------           --------

INVESTING ACTIVITIES
 Purchase of computer equipment                            -.-             -.-                 (4)
 Cash used in connection with acquisition                  -.-             -.-               (280)
 Repayment of Gamida For Life B.V. debt                    -.-             397                397
 Repayment of loan to Gamidor Diagnostics                  -.-            (230)              (230)
 Investments in land purchase options and
   futures trading                                         -.-             (19)              (193)
                                                      --------        --------           --------

 Net cash provided by (used in) investing
   activities                                              -.-             148               (310)
                                                      --------        --------           --------

FINANCING ACTIVITIES
 Credit from related party                                  96             700              2,417
 Repayment of short term bank credit                       -.-             (39)               (39)
 Purchase of treasury shares                               -.-             -.-                (68)
 Proceeds from issuance of shares                          -.-             439                441
                                                      --------        --------           --------

 Net cash provided by financing activities                  96           1,100              2,749
                                                      --------        --------           --------

 NET INCREASE (DECREASE) IN CASH                            (2)              8                  2
 CASH AT BEGINNING OF PERIOD                                 4               1                -.-
                                                      --------        --------           --------

 CASH AT END OF PERIOD                                       2               9                  2
                                                      ========        ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION

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

          The Plan was approved by the shareholders on December 4, 2007.

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

     c.   Going Concern

          The Company incurred a net loss of $4.175 million for the period
          August 10, 2006 (inception) through September 30, 2009. As of
          September 30, 2009 the Company had $1.070 million of negative working capital, a deficit of $1.07 million and $2 thousand of cash. The
          Company depends upon capital to be derived from future financial activities, such as future offerings of its Ordinary Shares, or debt financing in order to operate and increase or expand the business.
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
U.S. DOLLARS IN THOUSANDS

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     d.   Basis of Presentation-Interim Financial Statements

          The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
          Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Except as disclosed in Note 1e below, the accounting policies used in preparing these consolidated financial statements are the same as those described in the consolidated financial statements in the Company's Annual Report on
          Form 10-K for the year ended December 31, 2008 filed on April 15,
          2009.

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

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

     E.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          FAS 107-1 AND APB 28-1 - INTERIM DISCLOSURES ABOUT FAIR VALUE OF
          FINANCIAL INSTRUMENTS:

          On April, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim
          Disclosures about Fair Values of Financial Instruments, which amends
          SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and had no impact on the Company's financial statements.

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

          FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and has no material impact on the Company's financial statements.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1: - ORGANIZATION AND BASIS OF PRESENTATION (CONT.)

          SFAS NO. 165 - SUBSEQUENT EVENTS

          In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS
          165") to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial position, results of operations, cash flows and disclosures.

          FASB ISSUED SFAS NO. 168 - CODIFICATION

          In June 2009, the FASB Accounting Standards Codification and the
          Hierarchy of Generally Accepted Accounting Principles a replacement of
          FAS No. 162, as codified in FASB ASC topic 105, Generally Accepted
          Accounting Principles ("ASC 105"). ASC 105 establishes that the FASB
          Accounting Standards Codification ("Codification") will become the authoritative source of U.S. GAAP and that rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues
          Task Force Abstracts. Instead, it will issue Accounting Standards
          Updates.

NOTE 2: - COMMITMENTS AND CONTINGENT LIABILITIES

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

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 3: - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2009, the Company recorded related party salary in the amount of $83 thousand.

NEXGEN BIOFUELS AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 4: - OTHER SIGNIFICANT CURRENT PERIOD EVENTS

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

     After the LOI expired on August 31, 2009, World Venture Management has not renewed its non-binding Letter of Intent. No further negotiations are expected.

ITEM 1: - INVESTEMENTS IN LAND PURCHASE OPTIONS

     On August 17, 2009 Council Bluffs Biofuels the final land option expired.
     Due to the depressed state of the ethanol/biodiesel industry, coupled with lack of Greenfield project financing for ethanol/biodiesel projects, the
     Company will not extend any of the land options upon expiration.

ITEM 2: - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS
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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2009
AND 2008 (IN THOUSANDS)

NexGen is a development stage company which has not yet generated any revenues from operations, but which has operational costs related to our efforts to plan, develop, construct and/or acquire biofuels business. These costs include legal and professional costs, salaries, travel and other.

The legal and professional costs amounted to $(12) for the three months ended
September 30, 2009 compared to $60 for the three months ended June 30, 2008. The legal and professional costs amounted to $16 for the nine months ended September
30, 2009 compared to $421 for the nine months ended September 30, 2008.

The salaries for the three months ended September 30, 2009 amounted to $0 compared to $112 for the three months ended September 30, 2008. The salaries for the nine months ended September 30, 2009 amounted to $83 compared to $383 for the nine months ended September 30, 2008.

The travel expenses for the three months ended September 30, 2009 amounted to
$(2) compared to $20 for the three months ended September 30, 2008. The travel expenses for the nine months ended September 30, 2009 amounted to $1 compared to
$115 for the nine months ended September 30, 2008. Travel costs are for travel in the U.S. and out of the U.S. in connection with the land purchase options, the Purchase Agreement during 2007 and, our efforts to raise funds during 2009.

During the three months ended September 30, 2009, we had $0 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $43 compensation expenses for the comparable period of
2008. During the nine months ended September 30, 2009, we had $0 in compensation expenses related to the issuance of shares and option shares to employees and a director, compared to $577 compensation expenses for the comparable period of
2008.

Net income/loss for the three months ended September 30, 2009 amounted to $(58)
and $291 for the three months ended September 30, 2008. Net loss for the nine months ended September 30, 2009 amounted to $121 and $1,691 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

The Company's working capital was a negative of $156 at September 30, 2009, compared to a negative of $287 at September 30, 2008. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party advances. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $98 for the nine months period ended September 30, 2009 compared to $1240 net cash used in operating activities for the nine months ended September 30, 2008.

Cash provided by investing activities amounted to $0 for the nine months period ended September 30, 2009 compared to $148 used in investing activities in the nine months ended September 30, 2008.

Cash provided from financing activities amounted to $96 for the nine months period ended September 30, 2009 compared to $1,100 for the nine months ended
September 30, 2008. Financing activities for both periods represent net cash received from the Company's controlling shareholder for the development of
NexGen's business. Additionally, during the first quarter of fiscal 2008 we raised approximately $225 through cash generated by the sale of stock via a private offering.

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

As of September 30, 2009, the Company was not subject to any off balance agreements, other than the office lease agreement disclosed under Item 2
"Description of Property" in our Form 10K.

ITEM 3: - CONTROLS AND PROCEDURES

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

                                INDEX TO EXHIBITS

(D)  EXHIBITS

EXHIBIT NO.     INCORP. BY REFERENCE      DESCRIPTION
-----------     --------------------      ---------------------------------------------------------------------------

 3.1                   1.1(1)             Memorandum of Association of the Registrant, as amended

 3.2                   1.2(2)             Articles of Association, restated to include all amendments in effect as of December 31, 2006

 3.3                   1.3(3)             Amendment to Articles of Association

 10.1                  4.34(2)            Purchase Agreement between Healthcare Technologies Ltd., Gamida For
                                          Life B.V., MAC Bioventures Inc. and NexGen Biofuels Inc.

 10.2                  4.35(3)            Amendment No. 1 to Purchase Agreement.

 14                     11(2)             Code of Ethics

 21                      (4)              List of Subsidiaries

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

Dated: November 12, 2009
                                            By: /s/ J. Ram Ajjarapu
                                            -----------------------
                                            J. Ram Ajjarapu
                                            Chief Executive Officer
                                            (and) Acting Chief Financial Officer

