Form 10-K
period 2009-12-31
Laxai Pharma Ltd
filed 2010-04-15
CIK 835688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____________ to __________________

Commission File Number 0-17788
_______________________________________________

LAXAI PHARMA, LTD.
(Exact name of registrant as specified in its charter)
______________________________________________

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8905 Regents Park Drive, Suite 210 Tampa, Florida	33647
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (813) 428-3500
_____________________________________________
Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Ordinary Shares

NexGen Biofuels, Ltd.
(Former Name, if changed from Last Report)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes   ☒ No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second quarter. Note: If determining whether a particular person or entity is an affiliate cannot be made without involving an unreasonable effort and expense, the aggregate market value of the common equity held by non-affiliates may be calculated on the basis of reasonable assumptions, if the assumptions are set forth in this form.

8,318,356 ordinary shares @ $.06* = $499,101

*Average of bid and ask closing prices on June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No. ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

60,108,751 ordinary shares issued and outstanding as of April 1, 2010

DOCUMENTS INCORPORATED BY REFERENCE:

None.

LAXAI PHARMA LTD.
(Formerly NEXGEN BIOFUELS LTD.)

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) of Laxai Pharma Ltd., an Israeli corporation (formerly known as Nexgen Biofuels Ltd.) (the “Company,” “Laxai,” “we,” “us” and “our”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, including “Risk Factors” in Item 1A of this Report. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1.	BUSINESS

GENERAL

Laxai (formerly known as Nexgen Biofuels Ltd.) was incorporated in the State of Israel. Laxai is a development stage company that has been engaged through February 2010, in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States.

In February 2010, Laxai ceased its ethanol and bio-diesel activities and engaged in the providing of integrated services across the drug development spectrum.

In February 2010, the Company changed its name from Nexgen Biofuels Ltd. to Laxai Pharma Ltd.

BACKGROUND

Laxai is a development stage company that was engaged, until February 2010 in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States. Prior to the closing of a Purchase Agreement (defined below) on December 31, 2007, the Company’s business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide.

In accordance with the aforementioned Purchase Agreement, dated as of January 16, 2007, as amended (the “Purchase Agreement”), by and among, the Company, NexGen Biofuels, Inc., a Delaware corporation (“NexGen Bio”), MAC Bioventures Inc., a Belize corporation (“MAC”) and Gamida for Life B.V., a Netherlands corporation (“Gamida”), on December 31, 2007, the Company completed a Plan of Arrangement (the “Plan”) pursuant to which the Company transferred substantially all of its existing business and assets in the field of biotechnology and medical devices to Gamida and acquired NexGen Bio’s principal assets in the field of ethanol and bio-diesel fuel production through its wholly owned Delaware subsidiary NexGen 2007, Inc. As part of the then intended activities, on January 28, 2008, the Company changed its name from Healthcare Technologies Ltd. to NexGen Biofuels Ltd.

The Plan was treated as a reverse merger of the Company for financial accounting purposes. Accordingly, the historical financial statements of the Company before the Plan were replaced with the historical financial statements of NexGen Bio before the Plan in all following filings that the Company made with the SEC, including this Report.

On the Closing Date, all of the Company’s acting directors other than Elan Penn, Varda Rotter, and Israel Amir, resigned and Messrs. J. Ram Ajjarapu, Bruce W. Wilkinson, Esq., Jim McAlinden, Roderick P. Morrow and Kenneth Hoyt were appointed to fill the vacancies. Also on the Closing Date, the then-current officers of the Company, other than Eran Rotem, resigned and new executive officers designated by NexGen Bio were subsequently appointed. The current officers and directors are identified in Item 10 under “Directors, Executive Officers and Corporate Governance.”

In February 2010, the Company ceased its ethanol and bio-diesel activities and engaged in the providing of integrated services across the drug development spectrum and changed its name from Nexgen Biofuels Ltd. to Laxai Pharma Ltd. and its subsidiary’s name from NexGen 2007, Inc. to OSR Holding Corp.

RECENT EVENTS

In March 2010, OSR Holding Corp. (“Holding”), a wholly owned subsidiary of Laxai, entered into an Asset Purchase Agreement (“APA”) with OSR Solutions, Inc. (“Solutions”), a privately held company organized under the laws of the State of New Jersey. Solutions engaged in the providing of integrated services across the drug development spectrum and primarily focusing its services in the areas of biostatistics, data management (EDC, Hybrid and Paper), CDISC consulting, medical writing, monitoring, regulatory, drug safety, and related training programs.

Under the terms of the APA, Holding has substantially acquired all the assets of Solutions (the “Assets”) for an aggregate purchase price of $2,250,000, subject to certain adjustments. In addition and as part of the APA, Solutions received 5,603,281 ordinary shares of Laxai, which represented approximately 9.95% of the issued and outstanding ordinary shares of Laxai at the date of Closing. As part of the purchase, Holding obtained an option to purchase shares (as a second right of refusal) of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions, organized under the Companies Act of India. Solutions also granted Holding a right of first refusal to repurchase the shares of Laxai received with Solutions in the acquisition.

In order to finance the acquisition of the Assets described above, the Company and Holding entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (the “Lender”), and raised equity capital from the sale of Laxai’s ordinary shares.

On March 3, 2010 the purchase of the assets of OSR Solutions, Inc. was closed in accordance with the terms of the Asset Purchase Agreement. In addition, the financing transaction was closed in accordance with the terms of the Note and Warrant Purchase Agreement. This annual report will not reflect the impact of the acquisition since it occurred after the Company’s year-end on December 31, 2009.

OVERVIEW

Laxai was engaged through February 2010 in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States. In February 2010, Laxai ceased its ethanol and bio-diesel activities.

From March 2010, Laxai, through its fully owned subsidiary OSR Holding Corp., is engaged in the business of providing integrated services across the drug development spectrum out of Laxai subsidiary’s leased facilities in South Plainfield, New Jersey, USA.

From March 2010, Laxai is to employ approximately 60 professionals across the United States, primarily to focus its services in the areas of biostatistics, data management (EDC, Hybrid and Paper), CDISC consulting, medical writing, monitoring, regulatory, drug safety, and related training programs.

Laxai is to offer a unique value proposition to clients in their drug development initiatives through an innovative global partnership model. Laxai will provide onsite, offsite, offshore, and blended service engagement models. Laxai’s offsite engagement model will be offered at a price as much as a 25% lower than the prices charged by its competition.

Laxai’s ability to offer clinical research services from a highly trained and experienced staff in the United States, coupled with the ability to engage a less expensive staff through clinical research service partners in India, will offer a blended service model. This blended service model will provide clients with the ability to successfully conduct clinical trials and get work done round the clock with increased productivity and reduce costs.

Laxai’s standard operating procedures (SOPs) will provide a high level of confidence with client audits. Appropriate IT practices and policies will enable the Company to offer clients a wide range of services to fit a wide variety of clinical trial goals and needs. In-house staffing service will enable the Company to scale up or scale down the team size during the peaks and the valleys of every project received.

Professional staff will provide their rich track record and experience working with large Bio Pharmaceutical Companies and contracted research organization (“CRO’s”) on multiple therapeutic projects and at various tiers, all the way from Study Coordinator to Director. The contemplated team members have, on the average, 10 years experience in the industry, working with a variety of Clinical Data Management (“CDM”), Analytics and Pharmaco-vigilance tools. Laxai’s Lead Project Managers / Data Managers will be based in the United States, enabling them to quickly respond to urgent matters without compromising time and quality.

Laxai will perform detailed project management activities for each project awarded. Project management activities will be performed according to the standards and best practices identified by the Project Management Institute (PMI). In addition, methodologies developed through Six-Sigma programs will be used to refine Laxai’s processes while increasing the quality of work.

INDUSTRY BACKGROUND

The recent global financial crisis has dramatically changed the landscape of the global biotech industry.

The key issue to all pharmaceutical and biotechnology companies at the present and in the near future, is to speed up their research and development progress while still maintaining their overall operation budget. No matter the type of pharmaceutical and biotechnology company, the challenge is work efficiency and productivity.

Drug and bio-tech companies will prefer to work with CRO(s) that are well equipped and capable of conducting a wide range of research and development and/or manufacturing work. The economic downturn and reduction in funding for early stage projects is likely to result in a decline in growth rate across major therapeutic segments in the short-to-medium term. However, due to this lack of funding, it is unlikely that pharmaceutical and biotechnology companies will invest in in-house capabilities to conduct clinical trials. This is set to benefit CRO(s) in obtaining continued business from this segment.

According to Frost & Sullivan:

°
U.S. CRO markets on key therapeutic areas, earned revenues of over $10.91 billion in 2009 and estimates this to reach $22.87 billion in 2015. The markets covered in this research include preclinical to phase IV CRO services for pharmaceuticals and biotechnology.

°	The European CRO market was $7.10 billion in 2008 and estimates this to reach $13.52 billion in 2015.

°
The most interesting aspect of CRO market growth has been that of new sponsors, increasingly biotechnology companies and specialty pharmaceutical companies, with a demand for full services spanning the pre-clinical to the post-commercialization stage. This could be attributed to the limited development infrastructure with sponsors, leading to CRO(s) being viewed as strategic partners.

°
Nowadays, companies are increasingly retaining products within their pipeline and continuing to take them closer to the market through CRO(s), thereby enhancing the value of the products and the company.

SERVICES TO BE OFFERED AS A CONTRACTED RESEARCH ORGANIZATION (CRO)

Laxai plans to offer the following services:

°	Medicinal Chemistry – involving drug discovery services such as Organic synthesis, Custom synthesis and Biology

°	Research & Development Processes - including Route scouting, Parameter Optimization, Lab validation and Process Scale Up

°
Clinical Research - including services such as Clinical Data Management, SAS Programming, Biostatistics, Medical Writing, Pharmacovigilance and Training and equipped with Electronic Data Capture (EDC) so to reduce projects time, improving quality and streamlines on regulatory submission process.

°
Collaborative Research – offering a strong scientific advisory team in place to properly manage discussions with major pharmaceutical companies, and necessary trained manpower and infrastructure, in order to undertake major research initiatives.

°
Blended onshore/ off-shore model – so to deliver value to the clients. Laxai as a US based company regulated by intellectual property (IP) laws, can provide greater confidence to clients concerning issues of confidentiality and IP security. By its ability to move its research activities off-shore to India, when and as require, Laxai can provide additional cost benefits to clients.

BUSINESS STRATEGY

We plan to build a leading Contracted Research Organization, offering integrated services across the drug discovery and development pipeline.

To achieve these objectives, the key elements of our strategy include the following:

Developing and establishing the Laxai brand as a CRO. Most of the world’s leading CRO(s) have strong brand identities enhancing their competitive position. We will seek to establish brand identity for our company, communicate our brand and its values to investors and customers, build a relationship with targeted markets and develop strategic relationships to enhance our name recognition.

Constant Analysis of markets and services features. We will seek to implement changes as necessary in order to enhance performances, functionality and delivery capabilities of services, based on feedback from clients, constant current marketing analysis and know-how. We believe that the constant enhancing of capabilities will add to competitiveness and encourage clients worldwide to work with us.

Developing services capabilities. Our strategy is to continually improve and expand our service offerings by adopting newly developed methodologies and research technologies.

Global Market Expansion through Strategic and Collaborative Relationships.

We believe that collaboration with local and international partners is an avenue for us to increase clients’ usage of our services, increase demand for them and generate revenues. We intend to promote our services in different geographic areas, as part of our expansion strategy.

No assurance can be provided that we will successfully implement our business plan. We are subject to significant business risks and may need to raise additional capital in order to realize our business plan and effectuate the above strategy. See “Risk Factors.”

EMPLOYEES

As of December 31, 2009, we had one (1) employee. This employee is not covered by a collective bargaining agreement.

COMPETITION

The CRO market is highly competitive and we expect competition to intensify in the future. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their services. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain and expand services. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed and broader service offerings than we do. These companies can use their broader customer bases and service offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved services with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new services.

PREVIOUS EVENTS

On March 23, 2009, the Company signed a non-binding Letter of Intent with World Venture Management Inc., a Nevada based company (herein referred to as (“WVM” ) and Mac Bioventures, Inc. under which WVM would acquire control of Laxai and MAC Bioventures, a Company controlled by Mr. Ajjarapu, in exchange for the assets of WVM. Closing of the proposed transaction was subject to the negotiation and execution of definitive agreements, the completion of due diligence, the receipt of the necessary corporate, regulatory and third party approvals, including Laxai’s shareholders and the approval of an Israeli District Court. As of December 31, 2009, no definitive agreement was signed. The proposed transaction did not close and the letter of intent is expired. This transaction is considered abandoned.

AVAILABLE INFORMATION

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY VARIOUS RISKS, INCLUDING, BUT NOT LIMITED TO THE PRINCIPAL RISKS NOTED BELOW.

RISKS CONCERNING OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES THAT MAY CONTINUE FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred significant operating losses, that through December 31, 2009, totaled $4,458,000. We believe that we will continue to incur net losses for the foreseeable future as we continue to further develop and promote our activities as a CRO. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on developing CRO services, marketing and administration. These expenditures will necessarily precede the realization of substantial revenues from the sales of our services line, if any, which may result in future operating losses.

The report of our independent registered public accounting firm for the year ended December 31, 2009 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This “going concern” paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital, when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. Without raising additional funds on an immediate basis, whether through the issuance of our securities or otherwise, we will also not be able to maintain operations and may have to restructure our operations or even cease operations entirely. Without adequate funding, we also may not be able to respond to competitive pressures, develop new or enhanced services or take advantage of unanticipated acquisition opportunities. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will delay our business plan and could lead to abandonment of one or more of our initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. The recent and continuing turmoil in the credit and equity markets may adversely affect our ability to raise the needed funds.

ADVERSE GLOBAL ECONOMIC CONDITIONS AFFECT OUR POTENTIAL CUSTOMERS AND, IN TURN, OUR OPERATING RESULTS.

The global economic environment deteriorated substantially during 2008. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the budgeting and purchasing behavior of our customers and prospective customers. We believe that this may affect our business and our prospects. If the global economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings for the continuing fiscal year 2010.

WE ARE DEPENDENT UPON OUR OFFICERS AND DIRECTORS, AND OUR FAILURE TO HIRE OR THE LOSS OF ANY OF THESE PERSONS COULD ADVERSELY AFFECT OUR OPERATIONS AND RESULTS.

We are dependent upon our officers and directors for the execution of our business plan. The assembly of our management team is still not complete. Our failure to hire or the loss of any of our officers or directors could adversely affect the execution of our business plan and have a material adverse effect upon our results of operations and financial position. We do not intend to maintain “key person” life insurance for any of our officers or directors.

BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL AND HIGH ITERATION RATE OF EMPLOYEES IN THE CRO INDUSTRY WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL AS NECESSARY.

Our growth and success depend to a significant degree on our ability to attract and retain skilled and experienced technical, managerial, sales and marketing personnel. We also expect to encounter new services development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. Our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

HOLDERS OF OUR SENIOR SECURED BRIDGE NOTE AND WARRANT HAVE LIENS / PLEDGES ON SUBSTANTIALLY ALL OF OUR ASSETS AND COULD FORECLOSE IN THE EVENT THAT WE DEFAULT UNDER THE NOTE.

Under the terms of the agreement with the holders of a $1.44 million Promissory Note and Warrant that we issued in March 2010 (“Note”), the Note holder (“Lender”) has a first priority lien / pledge on substantially all of our assets, including our full rights on our subsidiary OSR Holding Corp. The Note will earn interest at a rate of 12% per annum and we agreed to pay the Lender additional interest equal to 4% of the face value of the Note subject to certain adjustments. The Note matures on July 30, 2010. If we default under the Note, the Lender would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility. In addition, our major shareholder and Chairman of our Board of Directors, has pledged as security for the Note substantially all of our ordinary shares which he, his spouse and their affiliate companies own, amounting to approximately 34,411,842 ordinary shares.

WE HAVE NO OPERATING HISTORY IN THE FIELD OF PROVIDING INTEGRATED SERVICES ACROSS THE DRUG DEVELOPMENT SPECTRUM AND CONSEQUENTLY, THERE IS NO HISTORICAL FINANCIAL DATA UPON WHICH AN EVALUATION OF OUR BUSINESS PROSPECTS CAN BE MADE.

Our wholly-owned subsidiary, OSR Holding Corp., recently began providing integrated services across the drug development spectrum and as a result, we have no historical financial data that can be used to evaluate our business prospects in this our new business area and to project future operating results. For example, we cannot predict operating expenses based on our historical results, and instead we must forecast expenses based in part on future revenue projections. In addition, our ability to accurately forecast our revenue going forward is limited.

OUR POTENTIAL REVENUES DEPEND ON CUSTOMERS’ PROCUREMENT PROCEDURES AND PRACTICES. A SUBSTANTIAL DECREASE IN OUR CUSTOMERS’ BUDGETS WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

A substantial period of time often elapses from the time we begin marketing a service until we actually sell that service to a particular customer. In addition, our intended sales to pharmacological and biotechnology companies are directly affected by budgetary constraints and priorities given in their budgets to the procurement of the type of services we offer. A decrease in the priorities of customers’ budgets for the acquisition of our services may adversely affect our results of operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY.

As part of our growth strategy, we seek to further develop our service line, acquire or invest in complementary business, including competitive, businesses and/or additional facilities and equipment. We currently have no commitments or agreements with respect to any acquisitions or investments and we may not be able to consummate any acquisition or investment. Even if we do acquire or invest in businesses and/or facilities and equipment, the process of integrating acquired additional assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in making acquisitions and managing growth. We may not be able to realize the anticipated benefits of any synergic businesses.

WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE FOR OUR SERVICES.

The CRO(s) market is highly competitive and we expect competition to intensify in the future. Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. Despite our intended efforts to promote the sale of our services, delays or failure to achieve market acceptance of our services may result in a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LOSS IN MARKET SHARE AND MARKET ACCEPTANCE AS A RESULT OF ERRORS AND DELAYS.

Performance failure in our services may cause loss of market share, delay in or loss of market acceptance, or service recall, or other contractual liabilities. The negative effects of any delay or failure could be exacerbated if failure occurs in services. If a service launch is delayed or is the subject of an availability shortage because of problems with our ability to service successfully on a timely basis, or if service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to reimburse customers for services that fail to work or meet strict performance criteria.

FAILURE BY US TO PROPERLY RUN OUR SERVICES PROCESSES AND PROTECT OUR KNOW-HOW COULD HAVE MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATIONAL RESULTS, FINANCIAL CONDITION AND STOCK PRICE AND OUR ABILITY TO COMPETE EFFECTIVELY.

Our services may be challenged or invalidated and we can lose any competitive advantages to us. Moreover, any current or future developed service and know-how may not afford sufficient competitive edge against competitors with similar processes, substantially equivalent or superior to ours, available in the market at a lower price.

We will also rely on proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, proprietary know-how may otherwise become known to or be independently discovered by others

GOVERNMENT REGULATIONS AND STANDARDS ARE CONSTANTLY EVOLVING AND UNFAVORABLE CHANGES COULD SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS. REGULATION AND STANDARDS, COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR SERVCIES.

Existing and future laws and regulations may impede the viability and commercialization of our services. These regulations and laws may cover taxation, data protection, pricing, content, consumer protection, and the characteristics and quality of products and services. It is not clear how existing laws governing such issues apply to our field of business. Unfavorable resolution of these issues may substantially harm our business and results of operations.

OUR FAILURE TO RAPIDLY RESPOND TO MARKET NEEDS COULD RESULT IN OUR SERVICES BECOMING OBSOLETE AND SUBSTANTIALLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

With the rapid evolution of methodologies and techniques for the pharmaceutical and biotechnological research and development fields and such market needs, we may be required to license emerging methods and techniques useful in our business, enhance our existing service, develop new services and methods that address the increasingly sophisticated and varied needs of our prospective customers and respond to more advanced emerging industry standards and practices on a cost-effective and timely basis. We may not be able to adequately implement new methods or techniques or adapt our business accordingly.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its internal controls over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report for our fiscal year ended December 31, 2009. Our independent auditors are required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our Ordinary Stock.

RISKS ASSOCIATED WITH OUR SECURITIES AND CAPITAL STRUCTURE

FUTURE SALES OF ORDINARY STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR ORDINARY STOCK.

As of March 31, 2010, we had 190,000,000 authorized ordinary shares, of which approximately 61,000,000 shares of our Ordinary Stock were issued and outstanding as of that date.

Our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of our Ordinary Shares that are authorized for issuance and neither issued nor reserved for issuance. As we require additional funds to continue to meet liquidity needs and realize our business plan and maintain our operations, stock issuances may be made at a price that reflects a discount from the then-current trading price of our Ordinary Stock. In order to raise capital that we need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of our Ordinary Shares.

OUR SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION UPON THE CONVERSION OF OUR OUTSTANDING WARRANT BECAUSE THIS SECURITY MAY CONVERT AT A DISCOUNT TO THE MARKET PRICE OF OUR ORDINARY STOCK AT THE TIME OF CONVERSION.

Approximately 5,800,000 ordinary shares have been reserved for issuance upon exercise or conversion of an outstanding warrant issued on March 3, 2010. The Warrant has a term of 5 years, and the exercise price for the shares is $.05 per share, subject to certain adjustments. The conversion of the warrant would dilute the interest in our company represented by each share of Ordinary Stock and may adversely affect the prevailing market price of our Ordinary Stock.

CONCENTRATION OF OWNERSHIP OF THE COMPANY’S SHARES MIGHT LOWER THEIR TRADING VOLUME.

RACA Investors, L.P. (“RACA”) the Company’s principal shareholder affiliated company owns approximately 55% of our Issued and outstanding ordinary shares at March 31, 2010, and the shares held by RACA are restricted securities under U.S. securities laws. This concentration of ownership may result in low trading volumes of our shares which could adversely affect our shareholders’ ability to sell their shares in the short term period or at all.

RACA, THE COMPANY’S PRINCIPAL SHAREHOLDER’ AFFILIATED COMPANY, EXERTS SIGNIFICANT INFLUENCE OVER US. ITS INTERESTS MAY NOT COINCIDE WITH YOURS AND IT MAY MAKE DECISIONS WITH WHICH YOU MAY DISAGREE.

RACA, the Company’s principal shareholder owns approximately 55% of our issued and outstanding ordinary shares at March 31, 2010. As a result, RACA controls substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of RACA. The interests of RACA may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, RACA could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

OUR ORDINARY STOCK IS SUBJECT TO THE PENNY STOCK RULES, YOU MAY EXPERIENCE SUBSTANTIAL DIFFICULTY IN SELLING YOUR SHARES. ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE “PENNY STOCK” RULES TO OUR ORDINARY STOCK MAY LIMIT THE MARKET FOR OUR ORDINARY STOCK.

Our ordinary stock is considered a penny stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our Ordinary Stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our ordinary stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Ordinary Stock, which could severely limit the market liquidity of our Ordinary Stock and our shareholders’ ability to sell our Ordinary Stock in the market.

WE MAY NEVER DISTRIBUTE DIVIDENDS.

The Company has not paid cash dividends on its ordinary shares in the past and has no plans to pay such dividends in the future. However, the Company does not rule out the possibility of paying such dividends in the future in the appropriate circumstances. An investor should not rely on an investment in the Company if such investor requires dividend income; the only return that such investor may receive may come from the appreciation, if any, in the value of the Company’s ordinary shares. In determining whether to pay dividends, the Company’s Board of Directors will consider many factors, including its earnings, capital requirements and financial condition. In addition, under Israeli law, the Company may only pay cash dividends from its retained earnings, if any, as calculated under Israeli law.

IF WE ARE TO CONDUCT PART OF OUR OPERATIONS FROM FACILITIES IN ISRAEL WE MAY BECOME SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Although we currently have no operations in Israel, we are an Israeli company, and we may commence operations there in the future. Accordingly, our business may be affected by economic, political and military conditions in the State of Israel. Damage to any facility we may use in Israel, or the dependency of critical professional services received from Israel, could cause serious delays in our business and, therefore, could adversely affect us. In addition, we could have exposure to fluctuating exchange rates between the dollar and the New Israeli Shekel.

ITEM 2.	PROPERTIES

A.           Land purchase options:
All of our land purchase options expired and we do not plan to renew any of these as we have ceased our activities in the ethanol and bio-diesel business.

B.           Principal offices:
We do not own any real property. The Company’s principal offices are in Tampa, Florida. In 2007 the Company entered into a three-year lease for 1,250 square feet of office space in Wesley Chapel, Florida. The lease was terminated on December 31, 2008 and our principal offices moved to a smaller office at 8905 Regents Park Dr., Suite 210, Tampa, FL 33647. We paid $3 and $26 for the use of the office space for fiscal years 2009 and 2008, respectively.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to litigation from time to time as a result of our normal business operations. Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject and no such proceedings are known to be threatened or contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on January 18, 2010. At that meeting the Company voted on the proposal to amend the articles of incorporation of the Company to change its name from Nexgen Biofuels, Ltd. to Laxai Pharma, Ltd. in order to more clearly reflect the Company’s new business plan. A consent in lieu of meeting was signed and the proposal was approved by the vote of shareholders holding 81% of the Company’s outstanding shares.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information. Our ordinary shares are quoted on the OTC Bulletin Board (“OTC-BB”). Our stock was traded under the symbol “NXGNF” until April 1, 2010. On that date our stock began trading under a new symbol – “LAXAF” – to more clearly reflect our new name. The following table sets forth the high and low sales prices, of our Ordinary Stock, as reported by NASDAQ and the OTC-BB, for each quarter of 2008 and 2009.

2008	HIGH	LOW

First Quarter	$1.09	$0.05
Second Quarter	$0.79	$0.01
Third Quarter	$0.30	$0.07
Fourth Quarter	$0.19	$0.02

2009	HIGH	LOW

First Quarter	$0.09	$0.01
Second Quarter	$0.07	$0.02
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.07	$0.03

* Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)           Holders. As of December 31, 2009, we had approximately 104 shareholders of record who held 42,730,998 shares of the Company’s common stock. This figure does not include shareholders whose shares are held in street or nominee names.

(c)           Dividend Policy. The Company has never paid a cash dividend on its ordinary shares. In the foreseeable future, the Company intends to retain earnings for use in its business, but does not rule out the possibility of paying cash dividends in the appropriate circumstances. Future dividend policy will be determined by the board of directors, and will depend upon the Company’s earnings and financial condition, capital requirements and other relevant factors, including the impact of the distribution of dividends on the Company’s tax liabilities. Declaration of any final annual cash dividend requires shareholder approval, which may reduce but not increase such dividend from the amount proposed by the board.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average exercise Price of outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)

Equity compensation plans approved by security holders	0		1,613,334

Equity compensation plans not approved by security holders	0	0	0

(e)           Recent Sale of Unregistered Securities.

On January 9, 2008 the Company sold 150,000 ordinary shares to an accredited investor for an aggregate purchase price of $225,000. In addition, at the same time the Company issued 15,000 shares as a commission to the broker responsible for the sale.

During the first nine months of 2008, the Company issued 465,000 ordinary shares to its employees. The shares were issued for services rendered, and were valued at $418,000.

On March 27, 2008 the Company granted 386,666 ordinary shares to one individual in return for his services as a director. These shares were valued at $352,000 based on the market price of the Company’s shares at that time.

In the first quarter of 2010 we issued 18,738,732 of our ordinary shares to 35 subscribers for $1,506,587. No underwriter was involved in the sale of these securities and no commissions were paid in connection with such sales.

All the shares sold in these transactions were sold in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

Laxai Pharma Ltd. (formerly Nexgen Biofuels Ltd.) (“Laxai”) was engaged through February 2010 in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States. On February 2010, Laxai ceased its ethanol and bio-diesel activities.

From March 2010, Laxai, through its wholly-owned subsidiary OSR Holding Corp., began to be engaged in the business of providing integrated services across the drug development spectrum as a Contracted Research Organization (CRO). This business is operated out of Laxai’s subsidiary’s leased facilities in South Plainfield, New Jersey, USA.

Our Ordinary Stock traded on the OTC Bulletin Board under the symbol NXGNF, until April 1, 2010. Commencing April 1, 2010, our Ordinary Stock began trading on the OTC Bulletin Board under the symbol LAXAF. This change was made to more clearly reflect our new name.

The recent global financial crisis has dramatically changed the landscape of the global biotech industry. The key goal of pharmaceutical and biotechnology companies at the present and in the near future, is to speed up their research and development progress while still maintaining their overall operation budget. No matter the type of pharmaceutical or biotechnology company, the challenge is to work efficiently and productively.

Drug and bio-tech companies will prefer to work with CRO(s) that are well equipped and capable of conducting a wide range of research and development and/or manufacturing work. The economic downturn and reduction in funding for early stage projects is likely to result in a decline in growth rate across major therapeutic segments in the short-to-medium term. However, due to this lack of funding, it is unlikely that pharmaceutical and biotechnology companies will invest in in-house capabilities to conduct clinical trials. This dynamic should work to the benefit of CRO(s) in obtaining business from this segment of the industry.

In order to realize our business plan and meet our foreseen operating activities we need to raise additional funds on an immediate basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further measures and even postponed our planned new activities. No assurance can be given that we will be able to raise the needed capital or that funding will be available on satisfactory terms. These conditions raise substantial doubt about our ability to continue as a going concern.

Subject to raising additional working capital, we intend to pursue our business plan over the next twelve months with respect to enhancing and developing our research services package, as well as initial marketing efforts. We will seek to expand our contact base and are aggressively seeking collaborative arrangements worldwide for our services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements required management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates it uses to prepare the consolidated financial statements and bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of Notes to Consolidated Financial Statements. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates, when actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would materially affect our consolidated results of operations, financial position or liquidity for the presented in this report.

GOING CONCERN PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Report states that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO THE YEAR ENDED DECEMBER 31, 2008 ($ in thousands)

Laxai is a development stage company and its operational costs for fiscal years 2009 and 2008 relate to our past efforts and business plan, which was to develop, construct and/or acquire ethanol and biodiesel business. These operational costs include legal and professional expenses, salaries, travel expenses and other costs.

For fiscal years 2009 and 2008 we generated no revenues.

Legal and professional expenses amounted to $20 in 2009 as compared to $468 in 2008. Legal and professional expenses in 2009 primarily relate to monthly stock reports and SEC filings. Legal and professional expenses in 2008 are primarily attributable to land purchase options, which were not renewed as a result of the market conditions for ethanol and bio-diesel fuels. Salary expenses were to $330 in 2009 as compared to $478 in 2008.

Travel expenses amounted to $2 in 2009 as compared to $118 in 2008. Travel expenses are primarily attributable to travel in the U.S. and out of the U.S. in connection with the land purchase options and our efforts to raise funds.

Loss from expiration of purchase option and futures trading amounted to $84 in 2009 as compared to $102 in 2008.

During 2009 there was no compensation paid through the issuance of shares or options as compared to compensation of $621 paid during 2008 through the issuance of shares or options.

A net amount of $54 is reported for 2009 as income in connection with other expenses as compared to other expenses incurred in 2008 of $132.

We incurred a net loss for the year ended December 31, 2009 in the amount of $404 as compared to a net loss of $1,929 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had a cash balance of $2 compared to $4 at December 31, 2008.

Our working capital deficiency was $1,353 at December 31, 2009 as compared to a working capital deficiency of $1,033 at December 31, 2008. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and related party loans. We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Net cash used in operating activities amounted to $350 in 2009 as compared to $1,345 in 2008. The decrease in net cash used in operation is primarily attributable to the funding of loss for the period.

There was no cash used in investing activities during 2009 as compared to net cash used in investing activities of $147 in 2008.

Net Cash provided from financing activities was in the amount of $348 in 2009 as compared to $1,201 in 2008. Financing activities for both periods represent net cash received from the Company’s controlling shareholder for the development of our business.

During fiscal year 2008, we raised approximately $440 through cash generated by the sale of Ordinary Stock through a private offering and we were provided with an unsecured line of credit available through a controlling shareholder for up to $500. This line of credit was provided at an interest rate of LIBOR+3% and is to be repaid at the earliest of: (i) the date that the Company raises sufficient capital from investors to fund its operations or, (ii) the first date at which there is available cash in the Company in excess of its operating costs, but in any case not earlier than the date the Company has fully repaid any debt to any unaffiliated credit line providers.

During fiscal year 2009, we did not raise any cash through the sales of our Ordinary Stock.

We believe that our available funds may not be sufficient to fund our current operations. We believe it will be necessary for us to obtain additional financing by third parties in order to fund our business plan going forward. However, additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our plan of operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse affect on our business, financial condition and results of operations. Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2009, the Company was not subject to any off balance sheet agreements, other than the office lease agreement disclosed under Item 2 “Description of Property”

RECENT ACCOUNTING PRONOUNCEMENTS

Effective September 30, 2009, the Company adopted ASC Subtopic 855-10 (SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC Subtopic 855-10 as required. Such adoption did not have a material impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of ASC Topic 810 on its consolidated financial statements; however, management does not believe that it will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 985-605, Software-Revenue Recognition, an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Management does not believe that this recent accounting pronouncement has a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, the Company was not exposed to interest rate risk as it did not have any outstanding borrowings that were subject to fluctuating interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the “Index to Consolidated Financial Statements” contained in this Annual Report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In August 2008 the company retained the services of Barzily & Co., CPAs and dismissed Forer Gabbay & Kasierer, CPAs. The change in principal accountants took place within the normal course of business and there was no disagreement with the dismissed principal accountants on accounting and/or financial disclosures.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2009:

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 31, 2010, the executive officers and directors of the Company are as follows:

Name	Age	Position with the Company

J. Ram Ajjarapu	42	Chief Executive Officer & Director

A. S. N. Murty	44	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

J. RAM AJJARAPU. has been a board member since December 31, 2007 and has been Chief Executive Officer since January 9, 2008. Mr. Ajjarapu has been President and Chief Executive Officer of NexGen Bio since August 2006. Prior to joining NexGen Bio, Mr. Ajjarapu served as President and a director of American Ethanol until he left the company in July 2006. In 2004, he co-founded Wahoo Ethanol, LLC and Sutton Ethanol, LLC and served as Managing Member until both were sold to American Ethanol in January 2006. While at Wahoo and Sutton, Mr. Ajjarapu negotiated EPC (Engineering Procurement and Construction) agreements, as well as procurement and off-take agreements. Mr. Ajjarapu was also instrumental in obtaining Tax Increment Financing (TIF) of $10 million for each company, as well as sales tax refunds and community grants. In 1995, he co-founded and served as President and Director for 10-years of Global Information Technology, Inc, an IT outsourcing and system design company. He co-founded and also served as Managing Director for an Indian outsourcing company from 1997 to 2004. He received a Bachelor’s degree in Electronics and Communication Engineering from The Institute of Engineer (India) and a Masters in Business Administration from University of South Florida.

A.S.N. Murty has been a board member since January 2010. From 2001 to the present Mr. Murty has worked as the Director of Nave Commerce Pvt. Ltd., a private limited company located in Hyderabad India. Mr. Murty received a Bachelors of Science Degree in Electrical Engineering from Bombay University, located in Bombay, India in 1988.

TERMS OF OFFICE

The Company’s Articles of Association, as amended, provide for a board of directors that consists of not less than two and no more than thirteen Directors, including the external directors to be appointed and hold office in accordance with the provisions of the Companies Law and any Regulations enacted thereunder, as amended from time to time.

With the exception of the election of external directors which shall be governed in accordance with the provisions of the Companies Law of Israel, directors shall be elected at the Annual General Meeting of the Stockholders by an ordinary majority .The directors so elected shall hold office until the next Annual General Meeting unless determined otherwise at a subsequent General Meeting. Notwithstanding the aforesaid, if no directors are appointed at the Annual General Meeting, the directors appointed at the previous Annual General Meeting shall continue to hold office.

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

The Board of Directors may, from time to time, appoint an additional director or additional directors to the Company, in order to fill the office of a director which has been vacated or for any reason or as an additional director or additional directors, provided that the overall number of directors does not exceed the maximum number specified above. A director appointed as aforesaid shall cease to hold office at the end of the Annual Meeting of the Shareholders following his appointment.

The Companies Law in Israel (“Companies Law”) requires the board of directors of a public company to determine the number of directors who shall possess accounting and financial expertise. On March 29, 2006 the board of directors determined the minimum number to be two directors. The Company may be deemed to be a “controlled company” under the applicable Nasdaq regulations because RACA, the Company’s principal stockholder owns approximately 84% of the Company’s issued and outstanding shares. As such, the Company is exempt from the requirements of Nasdaq Rule 4350(c) with respect to the nomination of directors.

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

EXTERNAL DIRECTORS

Pursuant to Israeli law, the Company is required to appoint two external directors. These directors must be unaffiliated with the Company and its principals. A person shall be qualified to serve as an external director only if he or she possesses accounting and financial expertise or professional qualifications. At least one external director must possess accounting and financial expertise and the other external directors are to possess professional qualifications, as promulgated by regulations to the Companies Law. These regulations provide that financial and accounting expertise require such external director to possess a high level of understanding in business matters, such that he or she can read and understand financial statements in depth and be able to raise issues with respect to the manner in which the financial data is presented therein.

The Company’s board of directors is to determine such candidate’s qualifications based on his or her education, experience and skills regarding financial and control matters in companies of similar size and in a similar industry and knowledge of preparation and approval of financial statements under the Companies Law and Israeli securities laws These requirements do not apply to external directors appointed before the recent amendment to the Companies Law but will apply to their re-appointment for an additional term.

External directors are to be elected by a majority vote at a shareholders’ meeting, provided that such majority includes at least one-third of the shares held by non-controlling shareholders voted at the meeting or that the total number of shares held by non-controlling shareholders voted against the election of the director does not exceed one percent of the aggregate voting rights in the Company.

The initial term of an external director is three years and may be extended for. additional periods of up to three years each, pursuant to a recent amendment to the Companies Law, provided that the audit committee and the board of directors confirm that, in light of the outside director’s expertise and special contribution to the work of the board of directors and its committees, the reelection for such additional period(s) is beneficial to the company External directors may be removed only by the same percentage of shareholders as is required for their election, or by a court, and then only if the external directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to the Company. Under the Companies Law, any committee of the Board of Directors must include at least one external director, and the Audit Committee must include all of the external Directors.

The Companies Law details certain standards for the independence of external directors. These directors must be unaffiliated with the company on whose board they serve and such company’s principals. They are entitled to obtain all information relating to such company’s management and assets and to receive assistance, in special cases, from outside experts at the expense of the company. The Companies Law imposes an obligation on these directors to convene a meeting of a company’s board of directors upon becoming aware of matters that suggest infringements of law, neglect of good business practice or improper conduct.

An external director is entitled to compensation, as provided for in regulations adopted under the Companies Law, but is prohibited from receiving any other compensation, directly or indirectly, in connection with service provided as an external director.

Most of the Directors of the Company serving the Company during year 2008, resigned as of December 31, 2008 to pursue other opportunities outside the Company. As a result of these resignations, the Company currently only has two directors, however, it plans to elect four directors at its next annual meeting.

SIGNIFICANT EMPLOYEES

Mr. Ram Ajjarapu is our Chief Executive Officer and our only employee. The loss of Mr. Ajjarapu could have a severe negative affect on the Company.

FAMILY RELATIONSHIPS

Our Director Mr. A.S.N. Murty is the brother of our Chief Executive Officer Mr. Ram Ajjarapu.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not applicable.

DIRECTORS’ COMPENSATION

The Company’s executive directors (i.e. directors who receive remuneration from the Company either as employees or consultants) are not entitled to receive any separate compensation in consideration for their services as directors of the Company. The Company’s non-executive directors are entitled to compensation for their role as director, but no fees were accrued or paid to such directors for year 2009.

The members of the board do not receive any additional remuneration upon termination of their services as directors.

AUDIT COMMITTEE

The Companies Law requires that certain transactions, actions and arrangements be approved in certain cases, by the audit committee of the company’s board of directors, whose members meet certain criteria of independence as defined in the Companies Law and by the board of directors itself and in certain circumstances, shareholder approval is also required. The vote required by the audit committee and the board of directors for approval of such matters, in each case, is a majority of the disinterested directors participating in a duly convened meeting. During year 2008, the Company’s audit committee was comprised of Professors Varda Rotter, Mr. Rodrick P. Morrow and Dr. Elan Penn. The Company determined at that time that the members of its audit committee met the applicable NASDAQ and SEC independence standards. In addition, the Company has determined that Dr. Elan Penn is a financial expert as defined by the SEC. The Company’s audit committee members resigned as of December 31, 2008 to pursue other opportunities outside the company.

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company’s Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. The Company plans to seek out directors who meet these qualifications and who will stand for election at its 2010 annual meeting.

INTERNAL AUDITOR

Under the Companies Law, Israeli companies whose securities are publicly traded are also required to appoint an Internal Auditor in accordance with the proposal of the audit committee. The role of the Internal Auditor is to examine, inter alia, whether the Company’s actions comply with the law, integrity and orderly business procedure. In November 2000, Mr. Yossi Ginosar was appointed as the Company’s Internal Auditor. In March 2007, Mr. Yossi Ginosar was re-appointed as such. Mr. Ginosar did not provide the company with any reports in the last year, and no internal auditor has been appointed for our 2009 fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange act of 1934 requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s Ordinary Shares to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s ordinary shares have failed to file the reports required pursuant to Section 16(a).

CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics that applies to all of our officers, directors and employees. The Code sets forth fundamental principles of integrity and business ethics and is intended to ensure ethical decision making in the conduct of professional responsibilities.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation for each of the last two fiscal years awarded to, or earned by, our Chief Executive Officer and the most highly compensated executive officer other than the Chief Executive Officer serving as such during or at the end of 2009 and 2008. With the exception of our Chief Executive Officer, no compensation exceeded $100,000 for the year ended December 31, 2009.

Name & Principal Position	Year	Salary (US$)		Bonus (US$)	Other Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Change in Pension value and Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation	Total (US$)
J. Ram Ajjarapu, Chairman and CEO	2009 2008	240,000 150,000	(1) (1)	- -	- -	- -	- -	- -	240,000 150,000

Eran Rotem (2) Chief Financial Officer	2009 2008	-- 46,875		- -	- -	- -	- -	- -	-- 46,875

Aruna Ajjarapu (3) Secretary	2009 2008	90,000 90,000	(1) (1)	- -	- -	- -	- -	- -	90,000 90,000

(1)	The salaries for the years ended December 31, 2009 and December 31, 2008 were accrued and have not been paid.
(2)	Mr. Eran Rotem was the company’s Chief Financial Officer until he resigned in June, 2008.
(3)	Aruna Ajjarapu, the wife of our Chief Executive Officer, earned a salary which was accrued for fiscal year 2008 and it has not been paid to date.

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

Base salaries for the named executive officers can be found in the Summary Compensation Table described above. For 2008, our Chief Executive Officer’s salary was be established by our Audit committee and Board of directors during the second quarter of 2008. For 2009 the salary was accrued at the same rate as 2008 but was not paid.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. J. Ram Ajjarapu effective as of January 1, 2008, pursuant to which Mr. Ajjarapu was retained as our Chief Executive Officer at an annual salary of $240,000. In addition, Mr. Ajjarapu is entitled to receive incentive compensation as determined by the Board and an incentive bonus equal to 1% of the annual operating profit of the Company. Mr. Ajjarapu will also receive stock options of 250,000 shares per year for the first five (5) years of his employment. Under the terms of the employment agreement these shares will have an exercise price of $1.50 per share and they are exercisable for a period of five (5) years. Mr. Ajjarapu agreed to defer his monthly salary until such time as the Company has received investment capital in an amount sufficient to pay for all outstanding amounts owed to Mr. Ajjarapu. The employment agreement continues until it is cancelled by one of the parties. Mr. Ajjarapu can terminate the employment agreement at any time upon thirty (30) days notice. If the Company cancels the employment agreement without cause, then the Company is obligated to pay Mr. Ajjarapu six (6) months salary. Commencing April 1, 2008 and through December 31, 2009, Mr. Ajjarapu has also been acting as the Company’s Chief Financial Officer with no additional compensation.

Mr. Eran Rotem, acted as the Company’s Chief Financial Officer until June 2008, under an employment agreement which set a base salary of $180,000 per year. Under the terms of the employment agreement the Company also granted Mr. Rotem the option to purchase 650,000 ordinary shares under the Company’s ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration ; (ii) an exercise price of $1.50 per share, and (iii) vesting and exercise rights in five equal installments of 130,000 shares each, on the first through the fourth anniversary dates of Mr. Rotem’s employment. In addition, Mr. Rotem was granted 400,000 ordinary shares of the Company in return for his services. These 400,000 ordinary shares are subject to certain restrictions.

OTHER COMPENSATION

In addition to the compensation components described, we intend to continue to maintain modest executive benefits and perquisites for officers, including our named executive officers; provided, however, that the Audit Committee may revise, amend, or add to the officers’ executive benefits and perquisites if it deems advisable in order to remain competitive with comparable companies and/or to retain individuals who are critical to the company.

EMPLOYEE SHARE OPTION PLANS

In July 2000, the shareholders of the Company approved the Company’s 2000 Incentive Share Option Plan (the “ISO PLAN”) adopted by the Company’s board of directors in February 2000, pursuant to which share options in the Company may be granted to employees, directors and consultants of the Company or any subsidiary. An aggregate of 500,000 Ordinary Shares of the Company were reserved for issuance under the ISO Plan, subject to certain adjustment. The ISO Plan was administered by the board of directors either directly or upon the recommendation of the Share Option Committee. The Company’s board of directors appointed the members of the Company’s audit committee to also serve as the Company’s Share Option Committee.

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

As of December 31, 2007 options to purchase 1,613,334 ordinary shares remained available for issuance under the plan and, there were options outstanding to purchase 341,500 ordinary shares. All the outstanding options were exercised during the first quarter of 2008.

EQUITY COMPENSATION PLAN INFORMATION

There are no unexercised options as of December 31, 2009.

DIRECTOR COMPENSATION

It is our policy to reimburse our directors for reasonable expenses incurred in traveling to and from board or committee meetings. The following table sets forth all compensation for the last fiscal year awarded to, or earned by, our Directors.

Name	Fees Earned or Paid in Cash (US$)	Stock Awards ($)	Option Awards ($)	Change in Pension Value Non-Equity Incentive Plan Compensation ($)	And Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (US$)
J. Ram Ajjarapu	0	-	-	-	-	-	0
A.S.N. Murty	0	-	-	-	-	-	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets out, to the best of our knowledge, the numbers of shares in the Company beneficially owned as of December 31, 2009 by (i) each of our present Executive Officers and Directors, (ii) each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Ordinary Stock, and (iii) all of our present Directors and officers as a group.

Name and Address of Beneficial Owner	Number of Ordinary Shares Owned(1)		Percentage of Ordinary Shares Outstanding (1)
J. Ram Ajjarapu 8905 Regents Park Drive, Suite 210 Tampa, FL 33647	34,411,842	(2)	81%
A.S.N. Murty B-93, Indian Airlines Colony, Begumpet, Hyderabad-500 003. India	0		0%
RACA Investor Partners, LP (3) 9120 Rockrose Drive Tampa, FL 33647	33,151,842		78%
All Officers and Directors as a Group (2 persons)	34,411,842		81%

RACA Investor Partners, LP is a Delaware limited partnership owned by Mr. Ajjarapu and his wife Aruna Ajjarapu.

(1)  Based upon 42,730,998 ordinary shares outstanding as of December 31, 2009.
(2)  Including 33,151,842 shares owned by RACA Investor Partners, LP, and 1,260,000 shares owned MAC Bioventures Inc., as to which Mr. Ajjarapu may be deemed share beneficial owner.
(3)  RACA Investor Partners, LP is a Delaware limited partnership owned by Mr. Ajjarapu and his wife Aruna Ajjarapu.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Aruna Ajjarapu is the wife of our Chief Executive Officer and director and she currently serves as the Secretary of the Company and is a co-owner of RACA Investor Partners, LP, which is the Company’s controlling shareholder.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountants for the years 2009 and 2008 are Barzily & Co., CPAs.

The table below summarizes the audit and other fees paid (in thousands of USD) by the Company and its consolidated subsidiaries to the principal accountants Barzily & Co., CPAs and our former principal accountants Forer Gabbay & Kasierer during each of the years 2009 and 2008:
	Year ended December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
Audit Fees (1)	$11	100%	$18	100%
Audit-Related Fees (2)	$0	0%	$0	0%
Tax Fees (3)	$0	0%	$0	0%
Total	$0	0%	$0	0%

(1) Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

(2) Audit-Related Fees were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

(3) Tax Fees were for professional services related to tax compliance, tax authority audit support and tax planning. All Other Fees include any other fees charged by our auditors that are not otherwise specified.

Our Board of Directors acting as the Audit Committee pre-approves all audit and permissible non-audit services to be provided by our independent registered public accountants and the estimated fees for these services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page 31.

2.	Financial Statement Schedules. See “Index to Consolidated Financial Statements and Financial Statement Schedule” set forth on page 31.

3.	Exhibits. See “Index to Exhibits” set forth on page 47.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company)

(formerly Nexgen Biofuels Ltd.)

Consolidated Financial Statements

As of December 31, 2009

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company)

(formerly Nexgen Biofuels Ltd.)

Consolidated Financial Statements

As of December 31, 2009

(US DOLLARS IN THOUSANDS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and Shareholders of

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company – formerly Nexgen Biofuels Ltd.)

We have audited the accompanying consolidated balance sheets of Laxai Pharma Ltd. (formerly Nexgen Biofuels Ltd.) and its subsidiaries (hereinafter “the Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. The consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of the operations, changes in shareholders’ deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a “going concern.” As discussed in Note 1c to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt as to the Company’s ability to continue as a “going concern.” The Company will need to raise additional funds in order to realize its business plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barzily & Co.
Certified Public Accountants
A Member of MSI Worldwide
Jerusalem, Israel
April 15, 2010

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

CONSOLIDATED BALANCE SHEETS

		December 31
		2009	2008
	Note	US dollars in thousands
ASSETS

CURRENT ASSETS
Cash and cash equivalents		2	4
Total current assets		2	4

LONG-TERM INVESTMENTS
Investments in land purchase options	3	-	84

PROPERTY AND EQUIPMENT, NET		5	5

Total Assets		7	93

The accompanying notes to these consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

CONSOLIDATED BALANCE SHEETS

		December 31
		2009	2008
	Note	US dollars in thousands
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables		169	217
Shareholders Loan	4	1,177	807
Other accounts payables		9	13
Total current liabilities		1,355	1,037
SHAREHOLDERS’ DEFICIT
Share capital
Ordinary shares NIS 0.04 par value -Authorized 190,000,000 shares as of December 31, 2009 and 2008;
Issued and outstanding: 42,730,998 shares as of December 31, 2009 and 2008		445	445
Additional paid-in capital		2,665	2,665
Accumulated deficit		(4,458)	(4,054)
Total shareholders’ deficit		(1,348)	(944)
Total liabilities and shareholders’ deficit		7	93

The accompanying notes to these consolidated financial statements are an integral part thereof.

April 15 , 2010	/s/ J. Ram Ajjarapu
Date of Approval of the Financial Statements	Director

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

	Year Ended December 31,		August 10, 2006 (date of inception) to December 31,
	2009	2008	2009

EXPENSES:
Legal and professional	20	468	1,240
Salaries expense	330	478	1,436
Travel expense	2	118	393
Loss from expiration of land purchase option and futures trading	84	102	315
Compensation on shares issuance and options	-	621	621
Other expenses (income)	(54)	132	351
Net loss from operations	(382)	(1,919)	(4,356)
Interest expense	(22)	(14)	(106)
Capital gain	-	4	4
Net loss	(404)	(1,929)	(4,458)
Basic and diluted loss per share	(0.00)	(0.05)	(0.13)
Weighted average number of shares used in computing basic and diluted loss per share attributed to Ordinary Shares	42,730,998	42,326,206	34,906,154

The accompanying notes to these consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

U.S. dollars in thousands (except share data)

			Additional	Ordinary	Deficit Accumulated during the
	Ordinary Shares **)		Paid-in	Shares	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance January 1, 2007	649,317	33	(313)	300	(496)	(476)
Shares issued in January 2007, $ 0.0001/share founders shares	6,737,643	63	-.-	(63)	-.-	-.-
Common Stock Payable Founders	-.-	-.-	-.-	*	-.-	-.-
Shares issued in January 2007, $ 0.0001/share founders shares	101,468	1	(1)	-.-	-.-	-.-
Shares issued in February 2007, $ 0.0001/share founders shares	7,990	*	-.-	-.-	-.-	-.-
Shares issued in May 2007, $ 0.0001/share founders shares related to January 2007 stock commitment	79,896	1	(1)	*	-.-	-.-
Shares issued in May 2007, $0.45 /share-employee/consulting services	10,387	*	29	-.-	-.-	29
Shares issued in May 2007, $0.45/share-consulting services	159,792	2	-.-	-.-	-.-	2
Shares issued in May 2007, $0.45/share-consulting services	17,577	*	50	-.-	-.-	50
Shares issued in August 2007, $0.91/share-director services	27,964	*	-.-	-.-	-.-	-.-
Shares issued in August 2007, $1.02/share-consulting services	798	*	5	-.-	-.-	5
Amortization of prepaid stock services	-.-	-.-	10	-.-	-.-	10
Purchase of treasury shares	(4,700,000)	(68)	-.-	-.-	-.-	(68)
Issuance of common stock in connection with the merger, net of acquisition cost of $ 280	38,666,666	402	1,836	(237)	-.-	2,001
Net Loss	-.-	-.-	-.-	-.-	(1,629)	(1,629)
Balance as of December 31, 2007	41,759,498	434	1,615	-.-	(2,125)	(76)
Share issued in January-March	165,000	2	225	-.-	-.-	227
Exercise of options	341,500	4	200	-.-	-.-	204
Compensation related to stock issuance	455,000	5	621	-.-	-.-	626
Shares issued in April-June	10,000	-.-	4	-.-	-.-	4
Net loss	-.-	-.-	-.-	-.-	(1,929)	(1,929)
Balance as of December 31, 2008	42,730,998	445	2,665	-.-	(4,054)	(944)
Net loss	-.-	-.-	-.-	-.-	(404)	(404)
Balance as of December 31, 2009	42,730,998	445	2,665	-.-	(4,458)	(1,348)

*    Represent amount less then one thousand dollar
** All share information included in these statements of changes in shareholders’ deficiency has been retroactively adjusted to reflect the 2007 reverse merger.

The accompanying notes to these consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year Ended	Year ended	August 10, 2006 (Date of Inception) to
	December 31, 2009	December 31, 2008	December 31,2009
Operating activities
Net loss	(404)	(1,929)	(4,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	1
Compensation related to share and option issuance to employees	-	621	577
Expiration of land purchase option and futures trading	84	102	240
Issuance of shares	-	-	187
Decrease in other receivables	-	5	5
Increase (decrease) in trade payables	(48)	(95)	280
Increase (decrease) in other accounts payables	(4)	(49)	455
Interest on loan from related party	22	-	22
Net cash used in operating activities	(350)	(1,345)	(2,691)
Investing activities
Purchase of computer equipment	-	-	(4)
Cash used in connection with acquisition	-	-	(280)
Repayment of Gamida For Life B.V. debt	-	397	397
Repayment of loan to Gamidor Diagnostics	-	(230)	(230)
Investments in land purchase options and futures trading	-	(20)	(193)

Net cash provided by (used in) investing activities	-	147	(310)
Financing activities
Net proceeds from line of credit from related party	348	800	2,669
Repayment of short term bank credit	-	(39)	(39)
Purchase of treasury shares	-	-	(68)
Proceeds from issuance of shares	-	440	441
Net cash provided by financing activities	348	1,201	3,003

Net increase (decrease) in cash	(2)	3	2
Cash at beginning of period	4	1	-
Cash at end of period	2	4	2

The accompanying notes to these consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1 - GENERAL

a.
Laxai Pharma Ltd. (formerly Nexgen Biofuels Ltd.) and its subsidiaries (the “Company” or “Laxai”), is a development stage company that is engaged, in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States. Prior to the closing of a Purchase Agreement (defined below) on December 31, 2007, the Company’s business consisted of the development, manufacture and marketing of clinical diagnostic test kits and the provision of services and tools to diagnostic and biotech research professionals in laboratory and point of care sites in Israel and worldwide.

Laxai was established as an Israeli corporation. Prior to the closing of the Purchase Agreement on December 31, 2007, the Company’s business was in the field of diagnostic and biotech. In accordance with the Purchase Agreement, dated as of January 16, 2007, as amended (the “Purchase Agreement”), and consummated on December 31, 2007, by and among, the Company, NexGen Biofuels, Inc., (“NexGen Bio”), MAC Bioventures Inc., (“MAC”), the parent company of NexGen Bio, and Gamida for Life B.V., (“Gamida”), the parent company of NexGen, the Company completed a Plan of Arrangement (the "Plan") as following:

1.	The Company transferred substantially all of its existing assets and liabilities to Gamida, in consideration for 4,700,000 shares of the Company held by Gamida.

2.
NexGen Bio transferred its principal assets (the “NexGen Assets”) in the ethanol and biodiesel fuel industry consisting of options to purchase five Greenfield sites in the United States and permitting for 100 million gallons of annual ethanol or bio-diesel production capacity per site to NexGen 2007, Inc. (“NewCo”), a wholly-owned subsidiary of the Company;

3.
The Company issued to MAC and MAC’s designees an aggregate of 38,280,000 ordinary shares, representing the $58 million appraised value of the NexGen Assets divided by $1.50 (the agreed upon value of NexGen share) less 1%; In addition, the Company issued 386,666 ordinary shares to one of its directors.

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

On January 28, 2008, the Company changed its name from Healthcare Technologies Ltd. to NexGen Biofuels Ltd.

In February 2010, the Company ceased its ethanol and bio-diesel activities and engaged in the providing of integrated services across the drug development spectrum and changed its name from Nexgen Biofuels Ltd. to Laxai Pharma Ltd. and its subsidiary’s name from NexGen 2007, Inc. to OSR Holding Corp. See note 9.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

  NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (cont.)

b.	Development Stage Enterprise

The Company has been in the development stage since its formation on August 10, 2006. The Company was primarily engaged in the development of blending terminals and ethanol/biodiesel plants while raising capital to carry out its business plan. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops projects, its customer base and establishes itself in the marketplace. The Company’s ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which the Company may be unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

c.	Going Concern

The Company incurred a net loss of $4,458 thousand for the period August 10, 2006 (date of inception) through December 31, 2009. As of December 31, 2009 the Company had $1,353 thousand of negative working capital, $1,348 thousand shareholders deficiency and $2 thousand of cash. The Company depends upon capital to be derived from future financial activities, such as subsequent offerings of its Ordinary Shares, or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies have been identified as critical to the Company’s business operations and the understanding of its results of operations.

a.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Financial statements in US dollars:

The majority of the Company’s financing is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Machinery and Equipment	10
Office furniture and equipment	7 – 33
Vehicles	15
Leasehold improvements	10

e.	Revenue recognition:

The Company will recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB No.104, the Company recognizes revenue from the sale of products upon shipment to the customer, and the following criteria have been met: persuasive evidence of an arrangement exists, title has been transferred, price is fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured. When the above revenue recognition criteria are not met at the time products are shipped, the Company records deferred revenue.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Research and Development:

Costs incurred in connection with research and development are expensed as incurred.

g.	Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

h.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).

i.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, trade payables, and other accounts payable. In view of their short term nature, the fair value of the financial instruments included in working capital of the Company is usually identical, or close, to their carrying value.

j.	Stock-based compensation plans:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company recognizes the fair value of stock-based compensation awards as general and administrative expense in the statements of operations on a straight-line basis over the vesting period.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

k.	Recent accounting pronouncements:

Effective September 30, 2009, the Company adopted ASC Subtopic 855-10 (SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC Subtopic 855-10 as required. Such adoption did not have a material impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis. The Company is currently evaluating the impact of ASC Topic 810 on its consolidated financial statements; however, management does not believe that it will have an impact on our consolidated financial statements.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 - INVESTMENTS IN LAND PURCHASE OPTIONS

Investments in land purchase options at December 31, 2008 consist of the following
(U.S. dollars – in thousands):

Description of Property	Subsidiary	Date of Option	Date of Expiration	Price per Acre	Options Cost	Other Costs	Total

15 acres Milla County, IA	Council Bluffs Biofuels, Inc.	8/01/06	8/17/09	22	7.5	13.4	20.9

160 Acres Shelby County, IN	Indiana Biofuels, Inc.	4/20/07	01/20/09	25	40	22.9	62.9

					47.5	36.3	83.8

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

In 2007, the Company entered into a three year lease for 1,250 sq. feet of office space in Wesley Chapel, Florida. This lease was to expire on January 31, 2010. This lease was terminated by mutual agreement on November 2008, and a smaller space in Wesley Chapel, Florida, was obtained for a $250 monthly rent. This lease expires on May, 2010.

Rent expense for the year ended December 31, 2009 and the year ended December 31, 2008, was $3 thousand and $26 thousand, respectively.

The following is a schedule by year of future minimum rental payments required under the aforementioned leases as of December 31, 2009 (U.S. in thousands)

Year	Amount
2010	$1

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5 - SHAREHOLDERS’ DEFICIENCY

a.
On January 9, 2008, the Company sold 150,000 ordinary shares for an aggregate purchase price of $225 thousand to an accredited investor in a private placement transaction. In addition, the Company issued 15,000 shares as a 10% commission to the broker responsible for that transaction.

b.
During the first nine months of 2008, Laxai issued 465,000 shares of common stock to employees. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $418 thousand, reflecting the quoted market price of the Company’s Ordinary shares as of the date of grant over the purchase price of $0 as compensation expense.

c.
In addition, the Company granted on January 9, 2008, one of its executives 650,000 options to purchase Ordinary shares of the Company under the ISO Plan (defined below). The Options have the following terms, among others: (i) a term of 5 years, subject to earlier expiration; (ii) an exercise price of $1.50 per share, and (iii) vesting and exercise rights in five annually equal installments of 130,000 shares each. The Company has accounted for this award in accordance with FAS123(R). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. In June 2008, effective as of June 1 2008, the employment agreement with the executive was terminated by mutual agreement. The total grant fair value recorded was $28 thousand.

d.
According to the Purchase Agreement, the Company granted to Israel Amir 386,666 Ordinary Shares for his willingness to commit to serve as a director of the Company for a period of no less than two years after the Closing. The Company has accounted for this award in accordance with FAS123(R). The total grant date fair value was $352 thousand, reflecting the quoted market price of the Company’s Ordinary shares as of the date of grant over the purchase price of $0 as compensation expense, ratably over the release two years period of the restricted shares.

NOTE 6 - TAXES ON INCOME

a.
Under SFAS No. 109, deferred tax assets are to be recognized for the anticipated tax benefits associated with net operating loss carryforwards and deductible temporary differences, unless it is more likely than not that some or all of the deferred tax assets will not be realized.

Since the realization of the net operating loss carryforwards and deductible temporary differences is uncertain and considered unlikely, a valuation allowance has not been established for the full amount of the tax benefits. As of December 31, 2009 the Company has net operating loss (“NOL”) carryforwards for Israeli tax purposes of approximately $14,000 thousand which may be used to offset taxable income, subject to annual limitations. Such NOL has no expiration date.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

b.	Reduction in corporate income tax rate in Israel:

On July 25, 2005 an amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on Israeli companies. This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2006 – 31%; in 2007 - 29%; in 2008 - 27%; in 2009 - 26% and thereafter 25%. This change does not have a material effect on the Company’s financial statements.

On July 2009 another amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on Israeli companies as follows: in 2011 – 24%; in 2012 – 23% ; in 2013 – 22%; in 2014 – 21%; in 2015 – 20% and thereafter 18%.

NOTE 7 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

Two shareholders were due to receive annual compensation amounting to $330 thousand. Due to the financial situation of the company the shareholders were unable to receive the compensation due and as a result their salaries were accrued in the amount of $330 thousand for each of the fiscal years 2008 and 2009. The total deferred salaries to the shareholders amounts to $660 thousand at December 31, 2009.

On March 30th, 2008 the company (“Borrower”) and a shareholder (“Lender”) signed a credit facility   agreement according to which Lender shall provide Borrower with an amount of up to $500 thousand (the “Loan”) in installments, as requested by the Borrower. The Loan shall bear an annual interest rate of Libor+3%. The Loan and the interest shall become due and payable at the earliest of: (i) the date that Borrower shall raise sufficient funding from investors or, (ii) the first date at which there is available cash in the Company above its running costs but in any case not earlier than the date the Company has fully repaid any debt to unaffiliated credit line providers.

 As of December 31, 2009 the balance of loan and highest balance of the year amounted to $343 thousand, inclusive of interest in the amount of $22 thousand recorded for fiscal year 2009.

NOTE 8 - OTHER EVENTS

On March 23, 2009, the Company signed a non-binding Letter of Intent with World Venture Management Inc., a Nevada based company (herein referred to as (“WVM” ) and Mac Bioventures, Inc. under which WVM would acquire control of Laxai and MAC Bioventures, a Company controlled by Mr. Ajjarapu, in exchange for the assets of WVM. Closing of the proposed transaction was subject to the negotiation and execution of definitive agreements, the completion of due diligence, the receipt of the necessary corporate, regulatory and third party approvals, including Laxai’s shareholders and the approval of an Israeli District Court. As of December 31, 2009, no definitive agreement was signed. The proposed transaction did not close and the letter of intent is expired. This transaction is considered abandoned.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(a development stage company - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9 - SUBSEQUENT EVENTS

In March 2010, OSR Holding Corp. (“Holding”), a wholly owned subsidiary of Laxai, entered into an Asset Purchase Agreement (“APA”) with OSR Solutions, Inc. (“Solutions”), a privately held company organized under the laws of the State of New Jersey. Solutions engaged in the providing of integrated services across the drug development spectrum and primarily focusing its services in the areas of biostatistics, data management (EDC, Hybrid and Paper), CDISC consulting, medical writing, monitoring, regulatory, drug safety, and related training programs.

Under the terms of the APA, Holding has substantially acquired all the assets of Solutions (the “Assets”) for an aggregate purchase price of $2,250 thousand, subject to certain adjustments. In addition and as part of the APA, Solutions received 5,603,281 ordinary shares of Laxai, which represented approximately 9.95% of the issued and outstanding ordinary shares of Laxai at the date of Closing. As part of the purchase, Holding obtained an option to purchase shares (as a second right of refusal) of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions, organized under the Companies Act of India. Solutions also granted Holding a right of first refusal to repurchase the shares of Laxai received with Solutions in the acquisition.

In order to finance the acquisition of the Assets described above, the Company and Holding entered into a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (the “Lender”), and raised equity capital from the sale of Laxai’s ordinary shares.

On March 3, 2010 the purchase of the assets of OSR Solutions, Inc. was closed in accordance with the terms of the Asset Purchase Agreement. In addition, the financing transaction was closed in accordance with the terms of the Note and Warrant Purchase Agreement.

INDEX TO EXHIBITS

Index to Exhibits

Exhibit	Incorporated by Reference	Description
3.1	1.1(1)	Memorandum of Association of the Registrant, as amended
3.2	1.2(2)	Articles of Association, restated to include all amendments in effect as of December 31, 2006
3.3	1.3(3)	Amendment to Articles of Association
10.1	4.34(2)	Purchase Agreement between Healthcare Technologies Ltd., Gamida For Life B.V., MAC Bioventures Inc. and NexGen Biofuels Inc.
10.2	4.35(3)	Amendment No. 1 to Purchase Agreement.
14	11 (2)	Code of Ethics
21	(4)	List of Subsidiaries
23.1	*	Consent of Independent Public Accountant (Kost Forer Gabbay & Kasierer)
23.2	(2)	Consent of Independent Public Accountant (Pender Newkirk & Company LLP)
31.1	*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	4.33 (5)	Audit Committee Charter
99.2	4.36 (6)	AAA Valuation dated May 4, 2007 and letter dated July 13, 2007.
99.3	4.37 (6)	Valuation from David Boas Business Consultant Ltd., dated January 20, 2007.
____________________________________
*Filed herewith.
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 1997.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 2006.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007.

(4)	Incorporated by reference to the Consolidated Financial Statements that are filed as a part of this Form 10-K.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 2004.

(6)	Incorporated by reference to the Registrants Proxy Statement filed as an exhibit to the Registrant’s Form 6-K dated August 2007, filed on August 16, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAXAI PHARMA, LTD.
Dated: April 15, 2010	By:	/s/ J. Ram Ajjarapu
	Name:	J. Ram Ajjarapu
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer and President)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ J. Ram Ajjarapu J. Ram Ajjarapu	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010

/s/ A.S.N. Murty A.S.N. Murty	Director	April 15, 2010