Form 10-Q
period 2010-03-31
Laxai Pharma Ltd
filed 2010-05-21
CIK 835688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 000-17788

LAXAI PHARMA, LTD.

(Exact name of small business issuer as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

8905 Regents Park Drive, Suite 210

Tampa, Florida  33547

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number: (813) 428-3500
_______________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]

Accelerated filer [_]

Non-accelerated filer   [_]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]     No [X]

Indicate the number of shares outstanding of each class of Ordinary Shares, as of the latest practicable date

CLASS    OUTSTANDING AS OF MAY 15, 2010

Ordinary Shares, NIS 0.04 Par Value

60,917,189 Shares

LAXAI PHARMA, LTD.

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1  Financial Statements

3

Condensed Consolidated Balance Sheets March 31, 2010 (Unaudited)

and December 31, 2009 (Audited)

3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009

5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009

6

Notes to Unaudited Condensed Consolidated Financial Statements

8-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3. Quantitative and Qualitative Disclosure About Market Risks

17

Item4T. Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1 Legal Proceeding

18

Item 1A. Risk Factors

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 5. Other Information

18

Item 6. Exhibits

19

Signatures

19

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - formerly Nexgen Biofuels Ltd.)

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

	US dollars in thousands
ASSETS

CURRENT ASSETS
Cash and cash equivalents	23	2
Deposit in bank	100	-
Accounts receivable	1,134	-
Prepaid expenses and other assets	22	-
Total current assets	1,279	2

PROPERTY AND EQUIPMENT, NET	83	5

GOODWILL	2,477	-
Total Assets	3,839	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - formerly Nexgen Biofuels Ltd.)

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	US dollars in thousands
LIABILITIES AND SHAREHOLDERS’ EQUITY ( DEFICIT)

CURRENT LIABILITIES
Credit from banks	39	-
Related parties	243	-
Account payables	532	169
Shareholders Loan	-	1,177
Note payable	1,667	-
Other payables	757	9
Total current liabilities	3,238	1,355
LONG TERM LIABILITIES
Deferred compensation payable	271	-
Total long term liabilities	271	-
SHAREHOLDERS’ EQUITY (DEFICIT)
Share capital
Ordinary shares NIS 0.04 par value: Authorized 190,000,000 shares as of March 31, 2010 and December 31, 2009;
Issued and outstanding: 59,527,830 and 42,730,998 shares as of March 31, 2010 and December 31, 2009, respectively	645	445
Additional paid-in capital	4,651	2,665
Accumulated deficit	(4,966)	(4,458)
Total shareholders’ deficit	330	(1,348)
Total liabilities and shareholders’ deficit	3,839	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - formerly Nexgen Biofuels Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

	Three months ended March 31, 2010	Three months ended March 31, 2009	August 10, 2006 (date of inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	523	--	523

Operating expenses:
Legal and professional	76	11	1,316
Salaries expense	611	83	2,047
Travel expense	--	--	393
Loss from expiration of land purchase option and futures trading	--	--	315
Compensation on shares issuance and options	--	--	621
Other expenses	96	3	447
	(783)	(97)	(5,139)

Net loss from operations	(260)	(97)	(4,616)
Interest expense	(248)	--	(354)
Capital (loss) gain	-	(63)	4

Net loss	(508)	(160)	(4,966)

Basic and diluted loss per share	(0.01)	(0.004)	(0.11)
Weighted average number of shares used in computing basic and diluted loss per share attributed to Ordinary Shares	51,079,283	42,730,998	43,254,439

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - formerly Nexgen Biofuels Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

Issuance of shares

	Three months ended March 31, 2010	Three months ended March 31, 2009	August 10, 2006 (date of inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net loss	(508)	(160)	(4,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4	-	5
Compensation related to share and option issuance to employees	-	-	577
Expiration of land purchase option and futures trading		63	240
	-
	-	-	187
Increase in accounts receivables	(143)	-	(143)
Increase in other receivables	(6)	-	(1)
Increase (decrease) in accounts payables and notes payable	(98)	5	182
Increase (decrease) in other payables	25	(1)	480
Related party	123	-	145
Share based payments	124	-	124
Interest on long term loan	240	-	240
Net cash used in operating activities	(239)	(93)	(2,930)

Investing activities
Purchase of computer equipment	-	-	(4)
Cash used in connection with acquisition (see Appendix B)	(1,099)	-	(1,379)
Repayment of Gamida For Life B.V. debt	-	-	397
Repayment of loan to Gamidor Diagnostics	-	-	(230)
Investments in land purchase options and futures trading	-	-	(193)
Investment in deposit	(100)	-	(100)
Net cash used in investing activities	(1,199)	-	(1,509)
Financing activities
Net proceeds from line of credit from related party	-	91	2,669
Proceeds from long term loan	1,200	-	1,200
Short term bank credit	39	-	-
Purchase of treasury shares	-	-	(68)
Proceeds from issuance of shares	220	-	661
Net cash provided by financing activities	1,459	91	4,462
Net increase (decrease) in cash	21	(2)	23
Cash at beginning of period	2	4	-
Cash at end of period	23	2	23

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - formerly Nexgen Biofuels Ltd.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

Three months ended March 31, 2010	Three months ended March 31, 2009		August 10, 2006 (date of inception) to March 31, 2010
(Unaudited)	(Unaudited)		(Unaudited)
Appendix B
Goodwill	(2,477)	-	-
Other current assets	(16)	-	-
Accounts receivables	(991)	-	-
Fix assets	(81)	-	-
Accounts payable and accrued expenses	588	-	-
Issuance of shares	785	-	-
	(2,192)	-	-
Net of amounts to be paid	1,093	-	-
	(1,099)	-	-

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 1 - OVERVIEW

a. Laxai Pharma Ltd. a company established as an Israeli corporation (formerly Nexgen Biofuels Ltd.) and its subsidiaries (the “Company” or “Laxai”), is a development stage company that through February 2010, was engaged in the development and/or acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States.

b. In February 2010, the Company ceased its ethanol and bio-diesel activities and engaged in the providing of integrated services across the drug development spectrum and changed its name from Nexgen Biofuels Ltd. to Laxai Pharma Ltd. and its subsidiary’s name from NexGen 2007, Inc. to OSR Holding Corp. See note 4. The results of the purchased assets are included in these financial statements as of March 2nd, 2010

c. See Note 4 in regard to the Assets Purchase Agreement (“APA”), regarding which a Purchase Price Allocation (“PPA”) was performed by an external appraiser.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements Laxai Pharma Ltd. and Subsidiaries (hereinafter, “Laxai” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, presented on April 15, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2010, the Company had not achieved profitable operations, had accumulated losses of $4,966 thousand (since inception), a working capital deficiency of $519 thousand at March 31, 2010 and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations or management’s ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations.  The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity or debt instruments for its operations. No assurance can be provided that any successful financing will result and that additional capital will be available to the Company on commercially acceptable terms or at all.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results

The Company has been funding its operations from the net proceeds from the private placement of its securities and secured notes.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Laxai Pharma Ltd. and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

Use of estimates

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the consolidated financial statements.  The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Functional currency

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

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date acquired to be cash equivalents.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses and short-term debt approximate fair value based on the short-term maturity of these instruments.

Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  At March 31, 2010, management considered accounts receivable net of allowance for doubtful debts, to be fully collectible.

Property and equipment

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill

Goodwill consists of the excess of cost over net assets acquired of OSR Solutions Inc. on March 3, 2010. The carrying value of goodwill will be evaluated annually or whenever a possible impairment is indicated.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. The Company's revenue derives providing of integrated services across the drug development spectrum, according to its service agreements with Customers. In order to recognize service revenue, the following criteria must be met: (i) the service agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received for the services, (iii) the service has been performed and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

When the above revenue recognition criteria are not met at the time services has been provided, the Company records deferred revenue.

Research and Development:

Costs incurred in connection with research and development, are expensed as incurred.

Marketing and advertisement

Costs incurred in connection with marketing and advertising, are expensed as incurred

Income taxes

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

Basic and diluted net loss per share

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

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2010, the Company adopted the new provisions of Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. The adoption of this standard had no effect on the financial statements of the Company.

In February 2010, the Financial Accounting Standards Board issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restate financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – ACQUISITION

On March 3, 2010, OSR Holding Corp. (“Holding”), a wholly owned subsidiary of the Company closed an Asset Purchase Agreement (the “APA”) it entered with OSR Solutions, Inc. (“Solutions”).  Under the terms of the APA, Holding acquired substantially all the assets of Solutions (the “Assets”) for a purchase price of $2,250 thousand.  In addition to the foregoing, as part of the purchase Holding obtained an option to purchase shares of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions. Solutions also granted Holding a right of second refusal to repurchase the shares of the Company, issued to Solutions as part of the purchase price in the acquisition. Company management is of the opinion that the valuation of the gross benefit component is not significant.

It has been agreed that the purchase price for the acquisition will be paid in the following manner:

1.

$1,250 thousand in cash payable at Closing, $250 thousand in cash payable on December 31, 2010, $250 thousand in cash payable on December 31, 2011, and $250 thousand in cash payable on December 31, 2012.  The deferred portion of the purchase price will earn interest at a rate of 3.25% per annum.  Company has also agreed to pay an additional $250 thousand on or before April 1, 2010.  In the event this payment is not made, Solutions has been granted an option to purchase an additional 5 million of Company’s Ordinary Shares in satisfaction of the $250 thousand required payment.

2.

Five Million Six Hundred Three Thousand Two Hundred Eighty One Ordinary Shares of the Company -- representing approximately 9.95% of the Ordinary Shares outstanding at the date of Closing – issued by the Company at the Closing of the transaction.

3.

Holding shall assume certain liabilities of Solutions in the approximate amount of $600 thousand.

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 4 – ACQUISITION (continued)

4.

A liability for repayment of the credit line was added in the amount of approximately $ 475 thousand.

5.

In addition, the purchase price will be subject to the following potential adjustments:

(a)

The deferred portion of the purchase price will be reduced based on the amount that annual audited EBITDA associated with the assets to be acquired is less than $1 million during the year ending on the date of the required payment.  The amount of such reduction will be $250 thousand times the following ratio:  EBITDA related to the operation of the assets determined as of December 31, 2010 divided by $1 million.  This adjustment shall be reduced to the extent that EBITDA is reduced by overhead costs that exceed $125 thousand per month.

(b)

The deferred portion of the purchase price will be reduced and/or increased dollar for dollar by the amount that the net worth of Solutions -- as calculated using Solution’s interim balance sheet dated February 28, 2010 -- is more or less than the net worth of Solutions for the same period using a balance sheet audited by a PCAOB accounting firm, provided such audit must be completed no later than six (6) months following the end of Solutions’ fiscal year.

The following table summarizes the estimated aggregated fair values of the assets acquired and the liabilities assumed.

Cash

            $     51,075

Accounts receivables

    990,835

Other current assets

      15,975

Property and equipment

      81,956

Goodwill

 2,476,788

Accounts payable and accrued expenses

               (588,081)

 ________

            $ 3,028,548

 ========

NOTE 5 – PRIVATE PLACEMENT OF DEBT SECURITIES

In order to finance the APA described in Note 4, the Company and its fully owned subsidiary, Holding, signed a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (the “Lender”), and raised equity capital from the sale of Company’s Ordinary Shares. Under the terms of the Note and Warrant Purchase Agreement and related documents, the Lender agreed to provide the Company with funding in the form of a Senior Secured Bridge Note (the “Note”) in the face amount of $1,440 thousand (the “Funding Transaction”).

LAXAI PHARMA LTD. AND SUBSIDIARIES

(a development stage company - - formerly Nexgen Biofuels Ltd.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - U.S. dollars)

NOTE 5 – PRIVATE PLACEMENT OF DEBT SECURITIES (continued)

The purchase price of the Note as of March 3, 2010 (“Closing”) is $1,200 thousand.  The Note will earn interest at a rate of 12% per annum and Company agreed to pay the Lender additional interest equal to 4% per annum of the purchase price of the Note, payable at the Closing.  The Note matures 150 days from the date of Closing.  The interest rate is increased by 2% per annum on the 30th day after Closing and another 2% per annum on both the 40th and 50th day after Closing, until a minimum of $750 thousand of the obligation represented by the Note is retired.

In addition, the Company granted to Lender a warrant to purchase not more or less than 9.9% of the Company’s issued and issuable Ordinary Shares, initially estimated to be 5,800,000 of the Registrant’s ordinary shares, subject to certain adjustments.  The Warrant has a term of five years, and the exercise price for the shares is $.05 per share, subject to certain adjustments.

The Note is guaranteed by Holding, and is secured by all the accounts receivable of Holding and Company, and by a pledge of Company’s stock in Holding. In addition, as security for the payment of the Note, Company and Holding have agreed to deposit all cash received from their customers into a Secured Account, with cash to be released from the Secured Account to Holding only after cash in the Secured Account, when added to the then-current accounts receivable of Holding, equals $900 thousand. In addition, Company’s major shareholder and Chairman of the Board of Directors, has pledged as security for the Note substantially all of Company’s Ordinary Shares which he, his spouse and their affiliate companies own, amounting to approximately 34,411,842 ordinary shares.

NOTE 6 – STOCKHOLDERS’ DEFICIENCY

a. In March 2010 the Company issued 5,603,281 of its Ordinary Shares valued at $750 to OSR Solutions, Inc., in accordance with the terms of the Asset Purchase Agreement closed with OSR Solutions Inc. See Note 4.

b. In addition, during the three month period ended March 31, 2010 the Company issued 13,555,379 of its Ordinary Shares to a total of thirty two (32) shareholders for a total consideration of $757, inclusive of services received by the Company in connection with the Asset Purchase Agreement closed with OSR Solutions Inc. and in connection with prepaid expenses for additional services to be received in connection with our current operations.

All the shares sold in these transactions were sold in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) of Laxai Pharma, Ltd., an Israeli corporation (formerly known as NexGen Biofuels, Ltd.) (the “Company,” “Registrant,” “we,” “us” and “our”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows, including those involving pharmaceutical testing under “Risk Factors” in Item 1A of our annual report on Form 10-K filed April 15, 2010. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

OVERVIEW

The Company was previously in the business of developing and operating ethanol and biodiesel fuel production facilities under the name NexGen Biodiesel, Ltd. Due to the downturn in the ethanol market, the Company changed its business plan and entered the pharmaceutical research and testing business. As a result in February, 2010 the Company changed its name to Laxai Pharma, Ltd. in order to more clearly reflect its business model. On March 3, 2010, OSR Holding Corp. (“Holding”), a wholly-owned subsidiary of the Company purchased the Assets of OSR Solutions, Inc. (“Solutions”) for a purchase price of Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00). In addition, as part of the purchase Holding obtained an option to purchase shares of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions. Solutions also granted Holding a right of first refusal to repurchase the shares of the Company acquired by Solutions in the acquisition. The acquisition was financed through the sale of the Company’s Ordinary Shares, and through a loan from UTA Capital, LLC, a Delaware limited liability company.

Our Ordinary Stock traded on the OTC Bulletin Board under the symbol NXGNF until April 1, 2010. Commencing April 1, 2010 our Ordinary Stock began trading on the OTC Bulletin Board under the symbol LAXAF. This change was made to more clearly reflect our new name.

OSR Solutions, Inc. is a contract research company providing integrated services across the drug development spectrum. Clinical research services are provided out of Solutions’ headquarters in South Plainfield, New Jersey. Solutions employees about 60 professionals across the United States and primarily focuses its services in the area of biostatistics, data management (EDC, hybrid and paper), CDISC consulting, medical writing, monitoring, regulatory, drug safety and related training programs.  Solutions offers a range of services to fit its clients clinical trial goal needs and it provides on-site, off-site, off-shore and blended service engagement models.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009  ($ in thousands)

Revenues - For the three months period ended March 31, 2010, all revenues in the amount of $523 were generated from the integrated services we provided across the drug development spectrum, which is our new business model. We received no revenues for the three months ended March 31, 2009.

Legal and professional expenses – For the 2010 period and the 2009 period we have incurred legal and professional expenses of $76 and $ 11, respectively.  The increase in legal and professional expenses is primarily attributable to services received in connection with the acquisition of OSR Solutions Inc. during the 2010 period.

Salary expenses - For the 2010 period and the 2009 period we have incurred salary expenses of $611 and $ 83, respectively.  The increase in salary expenses is primarily attributable to our hiring, since the beginning of March 2010, of personnel to allow us to provide integrated services across the drug development spectrum.

Interest expense - Interest expense for the three months ended March 31, 2010 was $248, and for the same period in 2009 we incurred no interest expense.  Interest expense for 2010 was primarily related to the debt in the amount of $1,440,000, which we incurred in connection with the financing of our acquisition of OSR Solutions, Inc. in March 2010.

Net loss – For the three months ended March 31, 2010, we had a net loss of $508 compared to a net loss of $160 for the corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES  ($ in thousands)

We need to raise additional funds in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. The on-going deterioration in the general economic environment, which began in 2008, may force us to take several cost-cutting measures. Without raising additional funds, whether through the issuance of our securities or otherwise, we may not be able to maintain operations as presently conducted. We are actively seeking additional capital.

Presently, we do not have a financing commitment from any person, and there is no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. Even if we raise cash to meet our working capital needs, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their report for the quarter ended March 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic climate may further complicate our capital raising efforts. If we are unable to raise additional capital soon, we may be forced to lay-off employees and either restructure or significantly reduced our operations.

As of March 31, 2010, we had an available cash balance of $23 compared to $2 at December 31, 2009. As of May 20, 2010, our cash balances are significantly less than the March 31, 2010 balance.

Net cash used in operating activities was $239 for the three months ended March 31, 2010 as compared to $93 during the 2009 Period. The increase in the use of cash is primarily attributable to funding the loss for the 2010 period.

Net cash used in investing activities was $1,199 for the three months ended March 31, 2010. This is attributable to the acquisition of the assets of OSR Solutions, Inc. in March 2010. For the 2009 period we used no cash used in investing activities.

Cash provided by financing activities was $1,459 for the three months ended March 31, 2010 as compared to $91 for the three months ended March 31, 2009. The increase in cash provided is primarily attributable to funding received in connection with our acquisition of OSR Solutions, Inc.

In March 2010, the Company issued 5,603,281 of its Ordinary Shares valued at $750 to OSR Solutions, Inc., in connection with our acquisition of the assets of that Company.

In addition, during the three month period ended March 31, 2010 the Company issued 13,555,379 of its Ordinary Shares to investors in a private placement for a total consideration of $757.

All the shares sold in the aforementioned capital transactions were sold in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of that Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceeding.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any pending legal proceeding.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on April 15, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

All sales of unregistered securities during the period have been previously reported on Form 8-K.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 5.	Other Information.

None.

INDEX TO EXHIBITS

ITEM 6.  EXHIBITS

EXHIBIT NO.	INCORP. BY REFERENCE	DESCRIPTION
3.1	1.1(1)	Memorandum of Association of the Registrant, as amended.
3.2	1.2(2)	Articles of Association, restate to include all amendments in effect as of December 31, 2006.
3.3	1.3(3)	Amendment to Articles of Association.
10.1	4.34(4)	Asset Purchase Agreement entered into in connection with the Registrant’s acquisition of the Assets of OSR Solutions, Inc. on March 3, 2010.
31.1	*	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_________________________________________

*Filed herewith.

(1)

Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 1997.

(2)

Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 2006.

(3)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31,

    2007.

(4)

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 20, 2010

LAXAI PHARMA, LTD.

By:  /s/ J Ram Ajjarapu

Name:  J. Ram Ajjarapu

Title: President

19