Form 10-Q
period 2010-06-30
Laxai Pharma Ltd
filed 2010-08-20
CIK 835688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each class of Ordinary Shares, as of the latest practicable date

CLASS	OUTSTANDING AS OF JUNE 30, 2010

Ordinary Shares, NIS 0.04 Par Value	61,508,751 Shares

LAXAI PHARMA, LTD.
FORM 10-Q

QUARTERLY REPORT

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	U.S. dollars in thousands
ASSETS

CURRENT ASSETS
Cash and cash equivalents	113	2
Restricted Cash	100	-
Accounts receivable	1,062	-
Prepaid expenses and other assets	53	-
Total current assets	1,328	2

PROPERTY AND EQUIPMENT, NET	72	5

GOODWILL	2,477	-
Total Assets	3,877	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	U.S. dollars in thousands
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Credit from banks	52	-
Related parties	1,042	-
Trade payables	671	169
Accounts payable	430	9
Shareholders Loan	-	1,177
Notes payable	1,440	-
Total current liabilities	3,635	1,355

LONG TERM LIABILITIES
Deferred compensation payable	271	-
Total long term liabilities	271	-
SHAREHOLDERS’ DEFICIT
Share capital
Ordinary shares NIS 0.04 par value:
Authorized 190,000,000 shares as of June 30, 2010 and March 31, 2010;
Issued and outstanding: 61,508,751 and 42,730,998 shares as of June 30, 2010 and December 31, 2009, respectively	645	445
Additional paid-in capital	4,058	2,665
Capital reserve	1,057	-
Accumulated deficit	(5,789)	(4,458)
Total shareholders’ deficit	(29)	(1,348)
Total liabilities and shareholders’ deficit	3,877	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	U.S. dollars in thousands

Revenues	1,212	-	1,735	-
Cost of revenues	(1,064)	-	(1,447)	-
Gross profit	148	-	288	-

Selling and marketing expenses	(171)	-	(211)	-
General and administrative expenses	(299)	(19)	(479)	(179)
Expenses in regard to purchase of assets	(450)	-	(630)	-

Net loss from operations	(772)	(19)	(1,032)	(179)
Finance expenses	(51)	-	(299)	-

Net loss for the period	(823)	(19)	(1,331)	(179)

Basic and diluted loss per share	(0.013)	(0.0004)	(0.023)	(0.004)
Weighted average number of shares used in computing basic and diluted loss per share attributed to Ordinary Shares	61,242,082	42,730,998	57,977,122	42,730,998

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	U.S. dollars in thousands
Operating activities
Net loss	(1,331)	(179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15	-
Expiration of land purchase option and futures trading	-	63
Increase in accounts receivables	(71)	-
Increase in other receivables	(37)	-
Increase in trade payables and accounts payable, net	235	20
Related parties and shareholders loan	199	-
Share based payments	588	-
Interest on long-term loan	240	-
Net cash used in operating activities	(162)	(96)

Investing activities
Cash used in connection with acquisition (see Appendix B)	(1,099)	-
Investment in deposit	(100)	-
Net cash used in investing activities	(1,199)	-

Financing activities
Net proceeds from related party	-	94
Short-term bank credit	52	-
Proceeds from long term loan	1,200	-
Proceeds from issuance of shares	220	-
Net cash provided by financing activities	1,472	94

Increase (decrease) in cash	111	(2)
Cash at beginning of period	2	4
Cash at end of period	113	2

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	U.S. dollars in thousands

Appendix A-
Supplemental disclosure of non-cash investing and financing activities and cash flow information:

Cash paid during the year for interest	67	-

Conversion of shareholders’ loans to equity	1,057	-

Appendix B-
Cash used in connection with acquisition of assets:
Goodwill	(2,477)	-
Other current assets	(16)	-
Accounts receivable	(991)	-
Fixed assets	(82)	-
Accounts payable and accrued expenses	588	-
Issuance of shares	785	-
	(2,193)	-
Net of amounts to be paid	1,094	-
	(1,099)	-

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1 - GENERAL

a.
Laxai Pharma Ltd. a company established as an Israeli corporation (formerly Nexgen Biofuels Ltd.) and its subsidiaries (hereinafter- the “Company” or “Laxai”), was a development stage company that through February 2010, was engaged in the development and acquisition of ethanol and bio-diesel plants, and blending terminal facilities, in the United States.

b.
In February 2010, the Company ceased its ethanol and bio-diesel activities and engaged in the providing of integrated services across the drug development spectrum and changed its name from Nexgen Biofuels Ltd. to Laxai Pharma Ltd. and its subsidiary’s name from NexGen 2007, Inc. to OSR Holding Corp. See also note 3.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Laxai Pharma Ltd. and Subsidiaries (hereinafter, “Laxai” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, presented on April 15, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2010, the Company had not yet achieved profitable operations, had accumulated losses of $5,789,000 and a working capital deficiency of $2,307,000 and expects to incur further losses in the development of its business and start earning profits, if at all, not prior to the first quarter of 2011.

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

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

Going Concern (cont.)

The abovementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Functional currency

The majority of the Company’s financing and operations is received in US dollars. Accordingly, the Company has determined the US dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been measured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses from the measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  At June 30, 2010, management considered accounts receivable net of allowance for doubtful debts, to be fully collectible.

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

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. The Company’s revenue derives providing of integrated services across the drug development spectrum, according to its service agreements with Customers. In order to recognize service revenue, the following criteria must be met: (i) the service agreement must be signed by the customer, (ii) the signed agreement must specify the fees to be received for the services, (iii) the service has been performed and accepted by the customer, (iv) no significant Company obligations remain and (v) collectability is probable.

When the above revenue recognition criteria are not met at the time services has been provided, the Company records deferred revenue.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Significant recently issued accounting pronouncements

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

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 – SIGNIFICANT EVENTS DURING THE REPORTED PERIOD

a.
On March 3, 2010 (the "Closing date"), OSR Holding Corp. (“Holding”), a wholly owned subsidiary of the Company, signed an Asset Purchase Agreement (the “APA) with OSR Solutions, Inc. (“Solutions”).  Under the terms of the APA, Holding acquired substantially all the assets of Solutions (the “Assets”) for a purchase price of $2,250,000.  In addition to the foregoing, as part of the purchase Holding obtained an option to purchase shares of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions. Solutions also granted Holding a right of second refusal to repurchase the shares of the Company, issued to Solutions as part of the purchase price in the acquisition. Company management is of the opinion that the valuation of the gross benefit component is not significant.

It has been agreed that the purchase price for the acquisition will be paid in the following manner:

1.
$1,250,000 in cash payable at Closing, $250,000 in cash payable on December 31, 2010, $250,000 in cash payable on December 31, 2011, and $250,000 in cash payable on December 31, 2012.  The deferred portion of the purchase price will earn interest at a rate of 3.25% per annum.  The Company has also agreed to pay an additional $250,000. In the event that this payment is not made Solution has been granted an option to purchase an additional 5,000,000 of the Company’s ordinary shares as compensation for the $250,000 required payment.

2.	5,603,281 Ordinary Shares of the Company representing approximately 9.95% of the Ordinary Shares outstanding at the date of Closing issued by the Company at the Closing of the transaction.

3.	Holding shall assume certain liabilities of Solutions in the approximate amount of $600,000.

4.	A liability for repayment of the credit line was added in the amount of approximately $475,000.

5.	In addition, the purchase price will be subject to the following potential adjustments:

(a)
The deferred portion of the purchase price will be reduced based on the amount that annual audited EBITDA associated with the assets to be acquired is less than $1,000,000 during the year ending on the date of the required payment.  The amount of such reduction will be $250,000 times the following ratio:  EBITDA related to the operation of the assets determined as of December 31, 2010 divided by $1,000,000.  This adjustment shall be reduced to the extent that EBITDA is reduced by overhead costs that exceed $125,000 per month.

(b)
The deferred portion of the purchase price will be reduced and/or increased dollar for dollar by the amount that the net worth of Solutions as calculated using Solution’s interim balance sheet dated February 28, 2010 is more or less than the net worth of Solutions for the same period using a balance sheet audited by a PCAOB accounting firm, provided such audit must be completed no later than six (6) months following the end of Solutions’ fiscal year.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 – SIGNIFICANT EVENTS DURING THE REPORTED PERIOD (cont.)

The following table summarizes the aggregated fair value of the assets acquired and the liabilities assumed:

Cash	51,075
Accounts receivable	990,835
Other current assets	15,975
Property and equipment	81,956
Goodwill	2,476,788
Accounts payable and accrued expenses	(588,081)
3,028,548

b.
In order to finance the APA described above, the Company and its fully owned subsidiary, Holding, signed a Note and Warrant Purchase Agreement with UTA Capital LLC, a Delaware limited liability company (the “Lender”), and raised equity capital from the sale of Company’s Ordinary Shares. Under the terms of the Note and Warrant Purchase Agreement and related documents, the Lender agreed to provide the Company with funding in the form of a Senior Secured Bridge Note (the “Note”) in the face amount of $1,440,000 (the “Funding Transaction”).

The purchase price of the Note as of March 3, 2010 (“Closing”) is $1,200,000.  The Note will earn interest at a rate of 12% per annum and Company agreed to pay the Lender additional interest equal to 4% per annum of the purchase price of the Note, payable at the Closing.  The Note matures 150 days from the date of Closing.  The interest rate is increased by 2% per annum on the 30th day after Closing and another 2% per annum on both the 40th and 50th day after Closing, until a minimum of $750,000 of the obligation represented by the Note is retired.

In addition, the Company granted to Lender a warrant to purchase not more or less than 9.9% of the Company’s issued and issuable Ordinary Shares, initially estimated to be 5,800,000 of the Registrant’s ordinary shares, subject to certain adjustments.  The Warrant has a term of five years, and the exercise price for the shares is $0.05 per share, subject to certain adjustments.

The Note is guaranteed by Holding, and is secured by all the accounts receivable of Holding and Company, and by a pledge of Company’s stock in Holding. In addition, as security for the payment of the Note, Company and Holding have agreed to deposit all cash received from their customers into a Secured Account, with cash to be released from the Secured Account to Holding only after cash in the Secured Account, when added to the then-current accounts receivable of Holding, equals $900,000. In addition, Company’s major shareholder and Chairman of the Board of Directors, has pledged as security for the Note substantially all of Company’s Ordinary Shares which he, his spouse and their affiliate companies own, amounting to approximately 34,411,842 ordinary shares.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 – SIGNIFICANT EVENTS DURING THE REPORTED PERIOD (cont.)

c.
In March 2010 the Company issued 5,603,281 of its Ordinary Shares valued by external independent assessors at $785,000 to OSR Solutions, Inc., in accordance with the terms of the Asset Purchase Agreement closed with OSR Solutions Inc. See Note 3(a)(2).

In addition, during the six month period ended June 30, 2010 the Company issued approximately 13,000,000 of its Ordinary Shares for a total consideration of approximately $810,000, inclusive of services received by the Company, approximately 4.5 million shares of this amount were acquired from Treasury shares.

NOTE 4 – SUBSEQUENT EVENTS

a.
The Company and UTA Capital LLC (“UTA”) have mutually agreed to modify the terms of UTA’s existing secured $1,440,000 Note by, among other things, extending the term of the Note until December 15, 2010 and reducing the interest rate on the Note to 15% per annum. In consideration for these modifications, the Company has granted UTA an additional five year warrant, which would allow UTA to purchase 400,000 ordinary shares now and up to 1,620,000 additional ordinary shares depending on the average loan balance outstanding with an exercise price of $ 0.05 per share.

b.
On July 23, 2010 the Company incorporated a wholly owned subsidiary in Delaware under the name of “Laxai Life Sciences Inc.” in order to segregate the contract research organization business from the clinical staff augmentation business of “OSR Holding Corp.” (Subsidiary of the company).

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

OVERVIEW

The Company was previously in the business of developing and operating ethanol and biodiesel fuel production facilities under the name NexGen Biodiesel, Ltd. Due to the downturn in the ethanol market, the Company changed its business plan and entered the clinical staffing and research business. As a result in February, 2010 the Company changed its name to Laxai Pharma, Ltd. in order to more clearly reflect its business model. On March 3, 2010, OSR Holding Corp. (“Holding”), a wholly-owned subsidiary of the Company purchased the Assets of OSR Solutions, Inc. (“Solutions”) for a purchase price of Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00). In addition, as part of the purchase Holding obtained an option to purchase shares of Avanti Life Sciences, Pvt. Ltd., an affiliate of Solutions. Solutions also granted Holding a right of second refusal to repurchase the shares of the Company acquired by Solutions in the acquisition. The acquisition was financed through the sale of the Company’s Ordinary Shares, and through a loan from UTA Capital, LLC, a Delaware limited liability company.

Our Ordinary Stock traded on the OTC Bulletin Board under the symbol NXGNF until April 1, 2010. Commencing April 1, 2010 our Ordinary Stock began trading on the OTC Bulletin Board under the symbol LAXAF. This change was made to more clearly reflect our new name.

OSR Solutions, Inc. is a contract research company providing integrated services across the drug development spectrum. Clinical research services are provided out of Solutions’ headquarters in South Plainfield, New Jersey. Solutions employees about 60 professionals across the United States and primarily focuses its services in the area of clinical staffing, biostatistics, data management (EDC, hybrid and paper), CDISC consulting, medical writing, monitoring, regulatory, drug safety and related training programs.  Solutions offers a range of services to fit its clients clinical trial goal needs and it provides on-site, off-site, off-shore and blended service engagement models.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED June 30, 2010 TO THE SIX MONTHS ENDED June 30, 2009 ($ in thousands)

Revenues - For the six months period ended June 30, 2010, all revenues in the amount of $1,735 were generated from the clinical staffing and integrated services provided across the drug development spectrum, which is our new field of operations. We did not generate any revenues for the six months ended June 30, 2009.

Legal and professional expenses – For the 2010 period and the 2009 period we have incurred legal and professional expenses of $787 and $28, respectively.  The increase in legal and professional expenses is non-recurring and is primarily attributable to services incurred in connection with the acquisition of OSR Solutions Inc. during the 2010 period.

Salary expenses - For the 2010 period and the 2009 period we have incurred salary expenses of $1,657 and $83, respectively.  The increase in salary expenses is primarily attributable to the acquisition of OSR Solution, which included its personnel base. The acquisition of the personnel base allowed us to provide integrated services across the drug development spectrum since the beginning of March 2010.

Interest expense - Interest expense for the six months ended June 30, 2010 amounted to $299. For the 2009 Period we incurred no interest expense.  Interest expense for the 2010 period is primarily related to the $1,440,000 secured promissory note we entered into to finance our acquisition of OSR Solutions, Inc. on March 3, 2010, in accordance with the terms of the Assets Purchase Agreement with OSR Solutions, Inc.

Net loss – For the six months ended June 30, 2010, we had a net loss of $1,331 compared to a net loss of $179 for the corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES  ($ in thousands)

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. The on-going deterioration in the general economic environment, which began in 2008, may force us into taking several cost-cutting measures. Without raising additional funds on an immediate basis, whether through the issuance of our securities or otherwise, we will not be able to maintain operations as presently conducted. We are actively seeking additional capital.

Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our working capital needs, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their report for the quarter ended June 30, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to lay-off employees and either restructure or significantly reduced our operations.

As of June 30, 2010, we had an available cash balance of $113 compared to $2 as of June 30, 2009.

Net cash used in operating activities was $162 for the six months ended June 30, 2010 as compared to $96 during the 2009 Period. The increase in cash used is primarily attributable to funding our loss for the 2010 period.

Net cash used in investing activities was $1,199 for the six months ended June 30, 2010. This was attributable primarily to the acquisition of the assets of OSR Solutions, Inc. in March 2010. For the 2009 Period we used no cash in investing activities.

Cash provided by financing activities was $1,472 for the six months ended June 30, 2010 as compared to $94 for the six months ended June 30, 2009. The increase in cash provided by financing activities is primarily attributable to proceeds in the amount of $1,200 received from the issuance of the $1,440 Secured Promissory and Warrant Note.

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

During the second quarter the Company issued 800,007 of its ordinary shares for services rendered. These shares were valued at $52,000. All the shares issued were issued in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 5.	Other Information.

None.

INDEX TO EXHIBITS

ITEM 6.	EXHIBITS

EXHIBIT NO.	INCORP. BY REFERENCE	DESCRIPTION
3.1	1.1(1)	Memorandum of Association of the Registrant, as amended.
3.2	1.2(2)	Articles of Association, restate to include all amendments in effect as of December 31, 2006.
3.3	1.3(3)	Amendment to Articles of Association.
10.1	4.34(4)	Asset Purchase Agreement entered into in connection with the Registrant’s acquisition of the Assets of OSR Solutions, Inc. on March 3, 2010.
31.1	*	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________________________
*Filed herewith.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 1997.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal year ended December 31, 2006.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 19, 2010	LAXAI PHARMA, LTD.
	By:	/s/ J. Ram Ajjarapu
	Name:	J. Ram Ajjarapu
	Title:	Chief Financial Officer