Form 10-Q
period 2010-09-30
Laxai Pharma Ltd
filed 2010-11-19
CIK 835688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

4287 Route 1, Monmouth Junction, NJ 08852
Registrant’s telephone number: (908)-756-7300

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each class of Ordinary Shares, as of the latest practicable date

CLASS Ordinary Shares, NIS 0.04 Par Value	OUTSTANDING AS OF SEPTEMBER 30, 2010 63,378,751 Shares

LAXAI PHARMA, LTD.
FORM 10-Q

QUARTERLY REPORT

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	U.S. dollars in thousands
ASSETS

CURRENT ASSETS
Cash and cash equivalents	60	2
Restricted Cash	100	-
Accounts receivable	1,154	-
Other assets	50	-
Total current assets	1,364	2

PROPERTY AND EQUIPMENT, NET	64	5

GOODWILL	2,477	-
Total Assets	3,905	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	U.S. dollars in thousands
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Credit from banks	75	-
Related parties	1,071	-
Trade payables	598	169
Accounts payable	735	9
Shareholders' loan	-	1,177
Loan from others	1,440	-
Total current liabilities	3,919	1,355

LONG TERM LIABILITIES
Deferred compensation payable	271	-
Total long term liabilities	271	-
SHAREHOLDERS’ DEFICIT
Share capital
Ordinary shares NIS 0.04 par value: Authorized 190,000,000 shares as of September 30, 2010 and December 31, 2009;
Issued and outstanding: 63,378,751 and 42,730,998 shares as of September 30, 2010 and December 31, 2009, respectively	645	445
Additional paid-in capital	4,095	2,665
Capital reserve	1,057	-
Accumulated deficit	(6,082)	(4,458)
Total shareholders’ deficit	(285)	(1,348)
Total liabilities and shareholders’ deficit	3,905	7

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	U.S. dollars in thousands

Revenues	1,320	-	3,055	-
Cost of revenues	(932)	-	(2,379)	-
Gross profit	388	-	676	-

Selling and marketing expenses	(202)	-	(413)	-
General and administrative expenses	(408)	(58)	(887)	(121)
Expenses in regard to purchase of assets	-	-	(630)	-

Net loss from operations	(222)	(58)	(1,254)	(121)
Finance expenses	(71)	-	(370)	-

Net loss for the period	(293)	(58)	(1,624)	(121)

Basic and diluted loss per share	(0.005)	(0.001)	(0.026)	(0.003)
Weighted average number of shares used in computing basic and diluted loss per share attributed to Ordinary Shares	61,743,751	42,730,998	61,665,418	42,730,998

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	U.S. dollars in thousands
Operating activities
Net loss	(1,624)	(121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23	-
Expiration of land purchase option and futures trading	-	84
Increase in accounts receivable	(163)	-
Increase in other current assets	(34)	-
Increase (Decrease) in trade payables and accounts payable, net	492	(61)
Related parties and shareholders' loan	203	-
Share based payments	625	-
Interest on long-term loan	240	-
Net cash used in operating activities	(238)	(98)

Investing activities
Cash used in connection with acquisition	(1,099)	-
Investment in deposit	(100)	-
Net cash used in investing activities	(1,199)	-

Financing activities
Net proceeds from related party	-	96
Short-term bank credit	75	-
Proceeds from long term loan	1,200	-
Proceeds from issuance of shares	220	-
Net cash provided by financing activities	1,495	96

Increase (decrease) in cash	58	(2)
Cash at beginning of period	2	4
Cash at end of period	60	2

The accompanying notes to these condensed consolidated financial statements are an integral part thereof.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	U.S. dollars in thousands

Appendix A-
Supplemental disclosure of non-cash investing and financing activities and cash flow information:

Cash paid during the year for interest	118	-

Conversion of shareholders’ loans to equity	1,057	-

Appendix B-
Cash used in connection with acquisition of assets:
Goodwill	(2,477)	-
Other current assets	(16)	-
Accounts receivable	(991)	-
Fixed assets	(82)	-
Accounts payable and accrued expenses	588	-
Issue of shares	785	-
	(2,193)	-
Net of amounts to be paid	1,094	-
	(1,099)	-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Laxai Pharma Ltd. and Subsidiaries (hereinafter, “Laxai” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, presented on April 15, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, had accumulated losses of$ 6,082,000 and a working capital deficiency of  $ 2,555,000 and expects to incur further losses in the development of its business and start earning profits, if at all, not prior to the first quarter of 2011.

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

Use of estimates

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates we use to prepare the unaudited consolidated financial statements.  The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Accounts receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.  At September 30, 2010, management considered accounts receivable net of allowance for doubtful debts, to be fully collectible.

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
3,028,548

See Note 4 in regard to correction of the acquisition agreement that occurred in November.

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

During July, the Company and UTA Capital LLC (“UTA”) have mutually agreed to modify the terms of UTA’s existing secured $1,440,000 Note by, among other things, extending the term of the Note until December 15, 2010 and reducing the interest rate on the Note to 15% per annum. In consideration for these modifications, the Company has granted UTA an additional five year warrant, which would allow UTA to purchase 400,000 ordinary shares now and up to 1,620,000 additional ordinary shares depending on the average loan balance outstanding with an exercise price of $ 0.05 per share.

LAXAI PHARMA LTD. AND SUBSIDIARIES
(formerly Nexgen Biofuels Ltd.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 – SIGNIFICANT EVENTS DURING THE REPORTED PERIOD (cont.)

In addition, concurrent with the transaction, a Company shareholder waived loans that he gave to the Company and an accumulated amount in regard to salaries that had accrued to him amounting to $1,177 thousand.

c.
On July 23, 2010 the Company incorporated a wholly owned subsidiary in Delaware under the name of “Laxai Life Sciences, Inc” in order to segregate the contract research organization business from the clinical staff augmentation business of “OSR Holding Corp.” (Subsidiary of the Company). The Company did not provide any services to its clients through this company since its inception.

d.
In March 2010 the Company issued 5,603,281 of its Ordinary Shares to OSR Solutions, Inc., in accordance with the terms of the Asset Purchase Agreement closed with OSR Solutions Inc. See Note 3(a)(2).

In addition, during the nine month period ended September 30, 2010 the Company issued approximately 15 million of its Ordinary Shares for a total consideration of approximately $85,000, inclusive of services received by the Company. Approximately 4.5 million shares of this amount were acquired from Treasury shares.

NOTE 4 – SUBSEQUENT EVENTS

The adjustment to the purchase price and other consideration for the acquisition will be adjusted as follows:

1.
There will be no earn out payment of up to $750,000 which was otherwise due, subject to meeting certain financial performance metrics, in three installments of up to $250,000 each on December 31, 2010, December 31, 2011, and December 31, 2012.

2.	Four Million Three Hundred Thousand (4,300,000) additional ordinary shares of the Registrant will be issued to the seller Mr. Vamsidhar Maddipatla.

3.	Existing note of $473,159 which carries an interest rate of 3.25% that is currently due has been converted to a convertible note that matures and can be converted to common shares of $0.05 per share.

4.	Existing note of $250,000 was converted to an option to convert into common shares of $0.05 per share at the option of Mr. Vamsidhar Maddipatla.

5.
Mr. Vamsi Maddipatla converted his employment agreement which currently pays an amount of  $225,000 per year plus benefits into a Consulting agreement that pays  $120,000 per year with his limited liability company VM Global, LLC. Through the same agreement, he is also eligible for a 5% success fee on the enterprise value of the acquisition targets he refers or helps the company acquire or any equity received by the company through sources he introduces.

6.
Company also entered in to Share purchase agreement and Unit purchase agreements with OSR Solutions, Inc and OSR Enterprises, LLC respectively which are currently owned by a shareholder in exchange for the assumption of total existing liabilities of $183,742 from Bank of America and PNC Bank.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED September 30, 2010 TO THE NINE MONTHS ENDED September 30, 2009 ($ in thousands)

Revenues - For the nine months period ended September 30, 2010, all revenues in the amount of $3,055 were generated from the clinical staffing and integrated services provided across the drug development spectrum, which is our new field of operations.

Legal and professional expenses – For the 2010 period and the 2009 period we have incurred legal and professional expenses of $328 and $121, respectively.  The increase in legal and professional expenses is non-recurring and is primarily attributable to services incurred in connection with the acquisition of OSR Solutions Inc. during the 2010 period.

Salary expenses - For the 2010 period and the 2009 period we have incurred salary expenses of $2,330 and $179, respectively.  The increase in salary expenses is primarily attributable to the acquisition of OSR Solution, which included its personnel base. The acquisition of the personnel base allowed us to provide integrated services across the drug development spectrum since the beginning of March 2010.

Interest expense - Interest expense for the nine months ended September 30, 2010 amounted to $364. For the 2009 Period we incurred no interest expense.  Interest expense for the 2010 period is primarily related to the $1,440,000 secured promissory note we entered into to finance our acquisition of OSR Solutions, Inc. on March 3, 2010, in accordance with the terms of the Assets Purchase Agreement with OSR Solutions, Inc.

Net loss – For the nine months ended September 30, 2010, we had a net loss of $1,624 compared to a net loss of $121 for the corresponding period in 2009.

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

Presently, we do not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our working capital needs, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their report for the quarter ended September 30, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to lay-off employees and either restructure or significantly reduced our operations.

As of September 30, 2010, we had an available cash balance of $60 compared to $2 as of September 30, 2009.

Net cash used in operating activities was $238 for the nine months ended September 30, 2010 as compared to $98 during the 2009 Period. The increase in cash used is primarily attributable to funding our loss for the 2010 period.

Net cash used in investing activities was $1,199 for the nine months ended September 30, 2010. This was attributable primarily to the acquisition of the assets of OSR Solutions, Inc. in March 2010. For the 2009 Period we used no cash in investing activities.

Cash provided by financing activities was $1,495 for the nine months ended September 30, 2010 as compared to $96 for the nine months ended September 30, 2009. The increase in cash provided by financing activities is primarily attributable to proceeds in the amount of $1,200 received from the issuance of the $1,440 Secured Promissory and Warrant Note.

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

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on April 15, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter the Company issued 1,870,000 of its ordinary shares for services rendered. These shares were valued at $37,400. All the shares issued were issued in a private placement and they were exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) of the Act. Each investor was suitable for the purchase of the shares and each was given adequate access to sufficient information to make an informed investment decision.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Other Information.

None.

INDEX TO EXHIBITS

ITEM 5.  EXHIBITS

EXHIBIT NO.	INCORP. BY REFERENCE	DESCRIPTION
3.1	1.1(1)	Memorandum of Association of the Registrant, as amended.
3.2	1.2(2)	Articles of Association, restate to include all amendments in effect as of December 31, 2006.
3.3	1.3(3)	Amendment to Articles of Association.
10.1	4.34(4)	Asset Purchase Agreement entered into in connection with the Registrant’s acquisition of the Assets of OSR Solutions, Inc. on March 3, 2010.
31.1	*	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_________________________________________
*Filed herewith.

(1)           Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal yea ended December 31, 1997.

(2)           Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the Fiscal yea ended December 31, 2006.

(3)           Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31 2007.

(4)           Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 19, 2010	LAXAI PHARMA, LTD.

	By:	/s/ J. Ram Ajjarapu
Name: J. Ram Ajjarapu
Title: Chief Financial Officer